Form 10-K405
period 1997-12-31
COHO RESOURCES INC
filed 1998-03-30
CIK 863924

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______to________.

                         Commission file number 0-22576

                                COHO ENERGY, INC.
             (Exact name of registrant as specified in its charter)

            Texas                                              75-2488635
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

     14785 Preston Road, Suite 860
             Dallas, Texas                                        75240
---------------------------------------                         ----------
(Address of principal executive offices)                        (Zip Code)

               Registrant's telephone number, including area code:
                                 (972) 774-8300
                                 --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 23, 1998, 25,603,512 shares of the registrant's Common Stock were outstanding and the aggregate market value of all voting stock held by non-affiliates was $178.9 million based upon the closing price on the Nasdaq Stock Market on such date. The officers and directors of the registrant are considered affiliates for purposes of this calculation.

                       DOCUMENTS INCORPORATED BY REFERENCE

         There is incorporated by reference in Part III of this Annual Report on Form 10-K certain information contained under the headings "Directors and Executive Officers of the Registrant", "Executive Compensation", "Certain Relationships and Related Transactions" and "Security Ownership of Certain Beneficial Owners and Management" in the registrant's Proxy Statement for the Company's Annual Meeting of Shareholders proposed to be held May 12, 1998 which Proxy Statement shall be filed within 120 days of the end of the Registrant's fiscal year.

                                TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----
                                                      PART I
         Item 1.  Business ..................................................................................    3
         Item 2.  Properties ................................................................................   18
         Item 3.  Legal Proceedings .........................................................................   18
         Item 4.  Submission of Matters to a Vote of Security Holders .......................................   19

                                                      PART II

         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .....................   20
         Item 6.  Selected Financial Data ...................................................................   21
         Item 7.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations .................................................................   22
         Item 8.  Consolidated Financial Statements .........................................................   32
         Item 9.  Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure ..................................................................   53

                                                      PART III

         Item 10. Directors and Executive Officers of the Registrant ........................................   53
         Item 11. Executive Compensation ....................................................................   53
         Item 12. Security Ownership and Certain Beneficial Owners and Management ...........................   53
         Item 13. Certain Relationships and Related Transactions ............................................   53

                                                       PART IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........................   54

FORWARD-LOOKING STATEMENTS

         This Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future, including such matters as crude oil and natural gas reserves, future acquisitions, future drilling and operations, future capital expenditures, future production of crude oil and natural gas and future net cash flow are forward-looking statements. These statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including those related to competition, general economic and business conditions, prices of crude oil and natural gas, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company.

PART I

ITEM 1.  BUSINESS AND PROPERTIES

GENERAL

         Coho Energy, Inc. (the "Company") is an independent energy company engaged, through its wholly owned subsidiaries, in the development and production of, and exploration for, crude oil and natural gas. The Company's crude oil activities are concentrated principally in Mississippi and Oklahoma, where, to the Company's knowledge, it is each state's largest producer of crude oil. The Company's natural gas activities are concentrated principally in Louisiana, where it has a stable reserve base and production that should be sustainable with minimal incremental capital expenditures. At December 31, 1997, the Company's total proved reserves were 119.7 MMBOE with a Present Value of Proved Reserves of $526.3 million, approximately 65% of which were proved developed reserves. At December 31, 1997, approximately 79% of Coho's total proved reserves were comprised of crude oil. At December 31, 1997, the Company owned an average working interest of 85% in and operated over 90% of its producing properties.

         The Company commenced operations in Mississippi in the early 1980s and to date has focused most of its development efforts in that area. Coho believes that the salt basin in central Mississippi offers significant long-term potential due to the basin's large number of mature fields with multiple hydrocarbon bearing horizons. The application of proven technology to these underexploited and underexplored fields yields attractive, lower-risk exploitation and exploration opportunities. As a result of the attractive geology and the Company's experience in exploiting fields in the area, Coho has accumulated a large inventory of potential development drilling, secondary recovery and exploration projects in this basin.

         In December 1997, the Company acquired interests in 14 principal producing fields located primarily in southern Oklahoma. These properties are very similar to the Company's Mississippi properties and the Company believes that it will be able to apply its proven knowledge base and experience in the development of these properties. The Company believes that its concentration in the onshore Gulf Coast region provides it with important competitive advantages such as its extensive databases, operational infrastructure and economies of scale.

         The Company's focus in the onshore Gulf Coast region has resulted in significant production, reserve and EBITDA growth. The Company's average net daily production has increased in each of the last five years from 4,819 BOE in 1992 to 11,227 BOE in 1997, representing a compound annual growth rate of 18.4%. Over the five-year period ended December 31, 1997, the Company discovered or acquired approximately 102.3 MMBOE of proved reserves at an average finding cost of $5.07 per BOE. Over the same period, the Company has replaced over 500% of its production. This increase in reserves from 32.4 MMBOE at year end 1992 to
119.7 MMBOE at year-end 1997 represents a five-year compound annual growth rate of 30%. Concurrent with the increase in production, EBITDA has increased from $16.9 million in 1992 to $40.0 million in 1997.

BUSINESS STRATEGY

         The Company pursues a multifaceted growth strategy, as follows:

         Relatively Low-Risk Field Development. The Company intends to maximize production and continue to increase reserves through relatively low-risk activities such as development/delineation drilling, including high-angle and horizontal drilling, multi-zone completions, recompletions, enhancement of production facilities and secondary recovery projects. Since 1994, the Company has drilled 62 development wells, of which 90% were completed successfully. The Company anticipates that approximately 74% of its total 1998 capital expenditure budget will be allocated to such relatively low-risk, high-return projects, including secondary recovery projects which will comprise approximately 35% of the total 1998 capital expenditure budget.

         Use of Technology. The Company intends to identify exploration prospects and develop reserves in the vicinity of its existing fields using technologies that include 3-D seismic technology. The Company first began using 3-D seismic technology in the Laurel field in Mississippi in 1983, and has recently shot two large 3-D seismic programs in and around its existing properties. These programs have produced an attractive inventory of exploration projects that the Company plans to pursue.

         Acquire Properties with Underdeveloped Reserves. The Company acquires underdeveloped crude oil and natural gas properties which have geological complexity and multiple producing horizons. Management believes that the Company's extensive experience in Mississippi developed over the past 14 years should enable it to efficiently increase reserves and improve production rates in similar geologically complex environments. Additionally, management believes that this experience gives the Company a competitive advantage in evaluating similarly situated acquisition prospects. See "Oil and Gas Operations - Principal Areas of Activity - Oklahoma".

         Significant Control of Operations. Coho's strategy of increasing production and reserves through acquiring and developing multiple-zone fields requires the Company to develop a thorough understanding of the complex geological structures and maintain operational control of field development. Therefore, the Company strives to operate and obtain high working interests in all its properties. As of December 31, 1997, Coho operated over 90% and had an average working interest of 85% in its producing properties. Operating Control, combined with the Company's significant technical and geological expertise, enables the Company to control the magnitude and timing of capital expenditures and field development.

         Geographic Focus. The Company has been able to maintain a low cost structure through asset concentration. At December 31, 1997, approximately 94% of the Company's Mississippi reserves were concentrated in five fields, and 76% of the Company's Oklahoma reserves were concentrated in six fields. Asset concentration permits operating economies of scale and leverages operational, technical and marketing capabilities. As a result, the Company has been able to achieve favorable average production costs of $3.90 per BOE and favorable cash margins of $9.81 per BOE for 1997.

         OTHER ACTIVITIES. Effective December 31, 1997, the Company acquired approximately 50 MMBbls of crude oil and natural gas liquid reserves and approximately 33 BCF of natural gas reserves as well as interests in more than 25,000 gross acres concentrated primarily in southern Oklahoma, including 14 principal producing fields, from Amoco Production Company. Daily net production from the properties during December 1997 was approximately 7,300 BOE. Consideration paid by the Company for the acquisition of these properties was $257.5 million cash and warrants to purchase one million common shares of the Company at $10.425 per share for a period of five years.

         On April 3, 1996, Interstate Natural Gas Company ("ING"), a wholly owned subsidiary of the Company, sold all of the stock of three wholly-owned subsidiaries that comprised its natural gas marketing and transportation segment to an unrelated third party for cash of $19.5 million, the assumption of net liabilities of approximately $2.3 million and the payment of taxes of $1.2 million generated as a result of the tax treatment of the transaction. Accordingly, the marketing and transportation segment is accounted for as discontinued operations herein.

         THE COMPANY. The Company was incorporated in June 1993 under the laws of the State of Texas and conducts a majority of its operations through its subsidiary Coho Resources, Inc. ("CRI"). Prior to September 29, 1993, CRI was a publicly held company of which Coho Resources Limited, a publicly held Alberta, Canada company ("CRL"), held a 68% ownership interest. As a result of a reorganization of the Company effective on September 29, 1993, CRI and CRL became wholly-owned subsidiaries of Coho Energy, Inc.

         References herein to "Coho" or the "Company", except as otherwise indicated, refer to Coho Energy, Inc. and its subsidiaries, including CRI, CRL and ING. The Company's principal executive office is located at 14785 Preston Road, Suite 860, Dallas, Texas 75240, and its telephone number is (972) 774-8300.

DEFINITIONS

         Unless otherwise indicated, natural gas volumes are stated at the legal pressure base of the State or area in which the reserves are located at 60 degrees Fahrenheit. The following definitions shall apply to the technical terms used herein:

         "Bbls" means barrels of crude oil, condensate or natural gas liquids, 42 U.S. gallons.

         "Bcf" means billions of cubic feet.

         "BOE" means barrel of oil equivalent, assuming a ratio of six Mcf to one Bbl.

         "BOPD" means Bbls per day.

         "Developed acreage" means acreage which consists of acres spaced or assignable to productive wells.

         "Dry hole" means a well found to be incapable of producing either crude oil or natural gas in sufficient quantities to justify completion as a crude oil or natural gas well.

         "Gravity" means the Standard American Petroleum Institute method for specifying the density of crude petroleum.

         "Gross" means the number of wells or acres in which the Company has an interest.

         "MBbls" means thousands of Bbls.

         "MBOE" means thousands of BOE.

         "Mcf" means thousands of cubic feet.

         "MMBbls" means millions of Bbls.

         "MMBOE" means millions of BOE.

         "MMbtu" means millions of British Thermal Units.

         "MMcf" means millions of cubic feet.

         "Net" is determined by multiplying gross wells or acres by the Company's working interest in such wells or acres.

         "Present Value of Proved Reserves" means the present value (discounted at 10%) of estimated future net cash flows (before income taxes) of proved crude oil and natural gas reserves.

         "Productive well" means a well that is not a dry hole.

         "Proved developed reserves" means only those proved reserves expected to be recovered from existing completion intervals in existing wells and those reserves that exist behind the casing of existing wells when the cost of making such reserves available for production is relatively small relative to the cost of a new well.

         "Proved reserves or reserves" means natural gas, crude oil, condensate and natural gas liquids on a net revenue interest basis, found to be commercially recoverable.

         "Proved undeveloped reserves" means those reserves expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

         "Secondary recovery" means a method of oil and natural gas extraction in which energy sources extrinsic to the reservoir are utilized.

         "Undeveloped acreage" means leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil and natural gas, regardless of whether or not such acreage contains proved reserves.

                             OIL AND GAS OPERATIONS

         Coho has focused its operations on three main activities: conventional exploitation, secondary recovery and exploration. Each of these interrelated activities plays an important role in the Company's continuing production and reserve growth. Coho's 1997 operations have been conducted primarily in the Brookhaven, Laurel, Martinville, Soso and Summerland fields in Mississippi, and the Monroe field in Louisiana. In addition, in December 1997, the Company acquired interests in 14 producing fields located primarily in southern Oklahoma.

         Conventional Exploitation. The Mississippi salt basin is characterized by the large number of formations that have been productive, as well as by the large number of wells that have been drilled over the past 50 years. These well histories provide considerable geological and reservoir information for use in further exploration and exploitation. In 1997, Coho spent approximately $53 million of its total capital expenditures of $73 million, excluding the Oklahoma property acquisition, on exploitation projects. At December 31, 1997, Coho had ongoing exploitation projects in the Brookhaven, Laurel, Martinville, Soso and Summerland fields in Mississippi. Coho has been able to achieve significant production and reserve increases in these fields as a result of these efforts.

         Acquisition of mature underdeveloped and underexplored fields has been one of the key elements to the Company's strategy of building reserves and creating shareholder value. By capitalizing on its operating knowledge and technical expertise, the Company has been able to acquire properties and develop substantial additional low-cost reserves through conventional development drilling and exploration opportunities. This strategy is illustrated in the Company's 1995 acquisition of the Brookhaven field in Mississippi. Since acquiring this property, the Company has increased total daily field production from successful exploitation and exploration to approximately 1,100 net BOE at December 31, 1997, from approximately 230 net BOE at the time of acquisition. The Company believes it will be able to apply its experience in the Mississippi salt basin to the newly acquired properties in Oklahoma and significantly increase production and reserves from these properties.

         Secondary Recovery. Over the last four years, Coho has evaluated 20 secondary recovery projects in the Mississippi salt basin. Six of these projects have been successfully developed and 14 are undergoing further evaluation or are in the pilot phase. In 1997, Coho spent approximately $21 million of its total capital expenditure budget on secondary recovery projects. These projects have demonstrated strong production response and meaningful reserve additions. In addition, these projects incur low production costs due to existing field infrastructures and the ability to reinject produced water from current operations. Coho's secondary recovery projects in general produce higher gravity crude oil which is then blended with heavier crude oils from other reservoirs to yield higher price realizations. The Company believes opportunities exist for adding secondary recovery projects throughout the Company's current field inventory.

         Exploration. Because of the many productive formations in the Mississippi salt basin, dry hole risks are substantially reduced, improving exploration economics. The Company has drilled several successful exploration wells in the currently defined Brookhaven, Laurel and Martinville fields. Coho has recently expanded its exploration program and plans to allocate 25% of its 1998 capital budget to exploration. In 1995, Coho completed a 24-square mile 3-D seismic survey on the Martinville field. Based on this data, two successful exploratory wells were completed, one in 1996 and one in 1997. Two additional exploration wells are planned for Martinville in 1998. In 1996, Coho completed a 37-square mile 3-D seismic survey encompassing the Laurel field, Coho's largest crude oil producing field, which currently has producing properties covering less than one-square mile within the survey area. Based on initial interpretations, several exploration wells are planned for 1998, and a "look-alike" prospect west of the Laurel field has been identified. The Company recognizes deep exploration potential in the Smackover formation at the Soso field and is currently permitting for a 2-D seismic program in the second quarter of 1998. In addition to the exploratory success in Brookhaven mentioned above, the Company believes each of these fields has significant exploration reserve potential relative to the Company's reserve base.

Principal Areas of Activity

         The following table sets forth, for Coho's major producing fields, average net daily production of crude oil and natural gas on a BOE basis for each of the years in the three-year period ended December 31, 1997, and the number of productive wells producing at December 31, 1997, all of which are crude oil wells unless otherwise indicated:

                                 Year Ended December 31,                At December 31, 1997
                               ----------------------------     -----------------------------------
                               1995          1996      1997
                               ----          ----      ----         Net                    Average
                               BOE/          BOE/      BOE/     Productive   Percentage    Working
                  Field        day           day       day        Wells      Operated      Interest
                  -----        ----          ----      ----     ----------   ----------    --------
Brookhaven, Mississippi ...     130(a)        416        952         21        100%         94%
Laurel, Mississippi .......   3,470         3,317      3,248         36        100          92
Martinville, Mississippi ..     343           580      1,349         23        100          94
Monroe, Louisiana (b) .....   3,097         2,892      2,848      2,670        100          98
Soso, Mississippi .........     470           772      1,197         25        100          93
Summerland, Mississippi ...   1,242         1,451      1,125         20        100          90
Oklahoma properties (c) ...    --            --         --          545         69          58
Other (d) .................     453           341        508         10         42          53
                              -----         -----     ------      -----
          Total ...........   9,205         9,769     11,227      3,350         92          85
                              =====         =====     ======      =====

----------
(a) Calculated as a 365 day average, although the effective acquisition date was July 1, 1995.
(b) All gross and net wells located in Monroe, Louisiana, are productive natural gas wells.
(c) These properties were acquired effective December 31, 1997. No production was recorded in 1997.
(d) Of the wells indicated, two wells are productive natural gas wells.

         Brookhaven Field, Mississippi. In 1995, the Company purchased a 93% working interest in the unitized Brookhaven field covering more than 13,000 acres. At the time of acquisition, there were 11 active wells and 159 inactive wells. Proved reserves were 1.2 MMBOE and net production averaged approximately 230 BOE per day, producing only from the Tuscaloosa formation at 10,500 feet.

         Like other fields, Coho made the acquisition anticipating additional field-wide recoveries through development drilling, recompletions, secondary recovery and exploration. During its first year of ownership, the Company focused its efforts on expanding its understanding of the Tuscaloosa reservoir. Company mapping suggested less than 25% of the oil in place from the Tuscaloosa reservoir had been recovered. As a result of its study, the Company identified and drilled six new Tuscaloosa well bores in the field in 1996 and 1997. The six penetrations found unswept crude oil reserves associated with structural and stratigraphic complexity. Four of these penetrations were completed as commercial producers and two wells will be used as injectors to aid the secondary recovery operations.

         In addition to its exploitation success, the Company has had significant exploration success. In June 1997, the Company announced successful deep exploratory test results in the Washita Fredricksburg at 11,500 feet, the Paluxy at 12,500 feet and the Rodessa at 15,000 feet. Delineation drilling for the Washita Fredricksburg and Paluxy continued during the second half of 1997, and current production from these horizons is in excess of 1,200 gross BOPD. A delineation well to the discovery Rodessa well is currently drilling. Delineation drilling on this 23-square mile structure will continue throughout 1998.

         As a result of the exploration success at Brookhaven, the Company has leased approximately 6,500 net acres on a similar geologic structure near the Brookhaven field. Exploration drilling will commence on this structure during 1998. Production in Brookhaven in 1997 averaged 952 BOE per day and proved reserves at December 31, 1997 were 5.6 MMBOE, a 96% increase over 1996.

         Laurel Field, Mississippi. The Laurel field is a multi-pay geological setting with producing horizons from the Eutaw formation (approximately 7,500 feet) to the Hosston formation (approximately 13,500 feet). It is the Company's largest oil producing property and represented approximately 29% of Coho's total production on a BOE basis during

1997. At December 31, 1997, the field contained 39 wells producing from the Stanley, Christmas, Tuscaloosa, Washita Fredricksburg, Paluxy, Mooringsport, Rodessa, Sligo and Hosston reservoirs. Proved reserves at Laurel totaled 15.3 MMBbls at December 31, 1997.

         The Company considers the Laurel field both an exploration and exploitation success. In 1983, at the time of the initial acquisition, the only then existing well in what is now the Laurel field had been operating for 24 years and was only producing 47 BOPD. Coho then proceeded to employ 3-D seismic technology to assist in defining the multi-pay zones in the field and commenced an extensive drilling program to increase primary production, utilizing a combination of vertical, high-angle and horizontal drilling techniques.

         The Company has also implemented a successful secondary recovery program in a number of Laurel's producing reservoirs. In recent years, secondary recovery programs were started in the Mooringsport, Rodessa, Sligo and Tuscaloosa Stringer reservoirs. The response from the secondary recovery projects has been strong.

         In addition to the continued exploitation program, the Company is continuing an active exploration program at Laurel. In 1996 and 1997, much of the Company's focus at Laurel was directed toward a mineral leasing program, permitting and surveying associated with shooting a 37-square mile 3-D seismic program. The results from this study will allow the Company to better evaluate the exploration potential within the Laurel field as it is currently defined, as well as to define exploration possibilities in the acreage surrounding the field. The Company plans to drill several exploration wells at Laurel in 1998.

         The average net daily production for 1997 from Laurel was 3,248 BOE, which was down approximately 2% compared to 1996 net daily production, as a result of the Company's redirection of water injection activity to optimize ultimate recoverable reserves from the multiple sands of the Rodessa reservoir. It is expected that production will continue to fluctuate as water breakthrough occurs in one sand layer and another sand layer is pressurized. Coho's average working interest is 92% in the 39 producing wells it operated in the Laurel field at December 31, 1997.

         Martinville Field, Mississippi. The Martinville field was originally discovered in 1957, and was acquired by Coho in April 1989. At the time of acquisition, Martinville was only producing 80 BOEPD, while the average production in 1997 was 1,349 BOEPD. The field covers more than 7,400 acres, and currently has 24 producing wellbores. Like Laurel, the field is characterized by highly complex faulting and produces from multiple horizons. Coho currently has an average 94% working interest in the field.

         In late 1995, the Company conducted a 3-D seismic shoot over a 24-square mile area to enhance the Company's ability to exploit primary reserves through continued reservoir delineation and to develop secondary recovery projects in the Mooringsport, Rodessa and Sligo formations. In 1996, drilling commenced in the Rodessa and Sligo reservoirs and a full scale secondary recovery project was initiated in the Rodessa formation. A successful Hosston exploratory well was drilled in late 1996.

         In 1997, the Company continued the development of secondary recovery projects in the Mooringsport, Rodessa and Sligo formation. One successful Mooringsport response well was drilled and is currently producing 500 gross BOPD and one successful Rodessa response well was drilled and is currently producing 250 gross BOPD. In addition, a successful Washita Fredricksburg exploratory well was drilled in late 1997. This well produces 250 gross BOPD from 8,500 feet. Four development wells from this Washita Fredricksburg discovery are planned for 1998. Following up on the 1996 and 1997 exploratory success, the Company plans to drill at least two exploratory tests at Martinville in 1998. Reserves at the end of 1997 totaled 6.9 MMBOE, a 49% increase over proved reserves in 1996, and average daily production during 1997 showed a 133% increase from 1996 average daily production.

         Monroe Field, Louisiana. The Monroe field was discovered in 1916, and encompasses 25 townships, covering approximately 105,000 acres of fee mineral and leasehold acreage. The primary producing horizon is at a depth of approximately 2,900 feet. Average daily production during 1997 was 2,848 BOE, down slightly from 1996 average daily production primarily due to operational problems associated with seasonal but unusually high levels of flooding. In 1997, the Company continued its shallow Sparta sand natural gas drilling program initiated in 1996, and drilled 9 new shallow natural gas wells at a depth of 250 to 900 feet each. This Sparta program, coupled with continued operating efficiencies, resulted in December 31, 1997 net proved reserves of 99.5 Bcf of natural gas in the Monroe field, a 2% increase over December 31, 1996 proved reserves. Plans in 1998 include continuation of the Sparta drilling program.

         In addition to production from the Monroe field, the Company also operates a natural gas gathering system located in the Monroe field in Louisiana, as well as certain other natural gas gathering systems in the Gulf Coast region. These gathering systems, which are all Company-operated, consist of over 1,000 miles of varying diameter pipe. In 1997, these systems gathered approximately 26.4 MMcf per day of Company-owned and third party natural gas. These gathering systems are operated through the Company's wholly owned subsidiaries, Coho Louisiana Gathering Company ("CLGC") and Coho Fairbanks Gathering Company ("CFGC").

         Soso Field, Mississippi. In mid-1990, the Company acquired a 90% working interest in the Soso field, which was originally discovered in 1945, and covers approximately 6,461 acres. At the time of acquisition by the Company, the field produced 225 BOPD. In 1997, the average daily production was 1,197 BOE, an increase of 55% over 1996 average daily production. Reserves at December 31, 1997 totaled 6.1 MMBOE, an 8% increase over year-end 1996.

         Soso is a large, geologically complex field which had already produced over 75 MMBOE at the time Coho acquired it. Also, like Brookhaven, Coho's detailed mapping of the field suggested that less than 25% of the total in-place crude oil had been recovered. Soso was acquired primarily for the opportunity to increase total recoverable reserves by another 5% to 15% through recompletions in existing wellbores, development drilling and secondary recovery projects.

         Most of the Company's early production growth at Soso was associated with workovers and recompletions on existing wells, and some development drilling; however, with the success of secondary recovery projects at Laurel and Martinville, the Company took a fresh look at the field, and since then, secondary recovery projects have been initiated in the Cotton Valley, Sligo and Rodessa formations. These projects have played a significant role in the fivefold increase in daily production since 1990.

         Coho believes many more exploitation opportunities exist for primary as well as secondary reserves in this multi-reservoir field. Since the Soso field is associated with a deep salt feature like Laurel, Martinville and Brookhaven, deep exploration potential exists at the Smackover and Haynesville levels. The Company is currently permitting for an exploratory seismic program in the second quarter of 1998.

         Summerland Field, Mississippi. The Summerland field, discovered in 1959, is a broad, elongated, fault bounded anticline with productive intervals from the Tuscaloosa formation at approximately 6,000 feet to the Mooringsport formation at 12,500 feet. At December 31, 1997, the Company operated 22 producing wells and has an average working interest of 90% in this unitized field.

         The Company assumed operating control in November 1989. Recompletions, development drilling and the installation of higher volume artificial lift equipment increased net daily crude oil production from 415 BOEPD (of which only 200 BOEPD were economic) in 1989 at the date of acquisition, to 1,125 BOEPD in 1997. Average daily production during 1997 was down 22% from 1996 average daily production as a result of the natural decline of the reservoirs and low capital expenditures during the year. Due to recent horizontal drilling success, the Company expects 1998 production levels to be at least equal to 1996 production levels.

         At December 31, 1997, the Summerland field had proved reserves of 7.0 MMBOE reflecting a 20% increase in reserves from year-end 1996. This reserve growth is primarily associated with the application of horizontal drilling in the Tuscaloosa formation in late 1997. The Company believes Summerland has some additional exploration possibilities from deep drilling in the Cotton Valley and Smackover formations.

         Oklahoma. Effective December 31, 1997, the Company acquired from Amoco Production Company interests in more than 25,000 gross acres concentrated in southern Oklahoma, including 14 principal producing fields. The Company will operate all but two of these fields and currently has an average working interest in these fields of approximately 66%.

         These properties are very similar to the Company's Mississippi salt basin operations and the Company believes that the application of its substantial knowledge base should benefit in the development of these properties. The Company anticipates adding substantially to its reserves and production from these properties through an active operations and exploitation program beginning in 1998. At December 31, 1997, net production from the more than 1,700 producing wells located on these properties was approximately 7,300 BOE per day and proved reserves totaled 58.8 MMBOE, of which 91% was oil. Of the reserves at December 31, 1997, 76% were accounted for by only six fields: East Fitts, East Velma Middle Block, North Alma Deese, Sholem Alechem, Bumpass and Tatums, all of which will be operated by the Company.

         Other Domestic Properties. The Company also has working interests in other producing properties in Mississippi and Texas. Coho operates the Bentonia and Frio properties in Mississippi and owns non-operated working interests in the Glazier property in Mississippi, and a field in state waters offshore North Padre Island, Texas. As of December 31, 1997, these fields had combined net proved reserves of 3.4 MMBOE.

         Tunisia, North Africa. Coho has a 50% interest in a permit covering 1.4 million gross acres in Tunisia, North Africa that it acquired from its former Canadian parent company. During 1994, Coho and its joint interest partners conducted a seismic survey on the Anaguid permit in Tunisia. In October 1995, Coho and its partners drilled an unsuccessful, exploratory well on its Anaguid permit in southern Tunisia. In early 1997, the Company and its partners conducted a 465 kilometer 2-D seismic program in a new area of the Anaguid permit. Coho is currently evaluating potential opportunities in the permit area and intends to drill a well in 1998. Coho's estimated net cost to drill this well is approximately $1.8 million.

Production

         The following table sets forth certain information regarding Coho's production volumes, average prices received and average production costs associated with its sales of crude oil and natural gas for each of the years in the three-year period ended December 31, 1997:

                                                      Year Ended December 31,
                                                 --------------------------------
                                                 1995          1996          1997
                                                 ----          ----          ----
CRUDE OIL:
   Volumes (MBbls) .....................         2,178         2,468         2,820
   Average sales price (per Bbl) (a) ...     $   13.62     $   16.42     $   16.31

NATURAL GAS:
   Volumes (MMcf) ......................         7,092         6,646         7,666
   Average sales price (per Mcf) (b) ...     $    1.59     $    2.07     $    2.23

AVERAGE PRODUCTION COST (PER BOE) (c) ..     $    3.71     $    3.88     $    3.90

--------------
(a) Includes the effects of crude oil price hedging contracts. Price per Bbl before the effect of hedging was $13.89, $18.34 and $16.42 for the years ended December 31, 1995, 1996 and 1997, respectively.
(b) Includes the effects of natural gas price hedging contracts. Price per Mcf before the effect of hedging was $1.44, $2.24 and $2.22 for the years ended December 31, 1995, 1996 and 1997, respectively.
(c)      Includes lease operating expenses and production taxes.

Drilling Activities

         During the periods indicated, the Company drilled or participated in the drilling of the following wells, all of which were in the United States, except as otherwise indicated.

                                      Year Ended December 31,
                         --------------------------------------------
                             1995            1996             1997
                         -----------     ------------      ----------
                         Gross   Net     Gross    Net      Gross  Net
                         -----   ---     -----    ---      -----  ---
EXPLORATORY:
   Crude oil ......       --      --        1     1.0        3     2.8
   Natural gas ....       --      --       --      --        1      .8
   Dry holes ......        1*     .5*       1     1.0        1     1.0

DEVELOPMENT:
   Crude oil ......        6     5.4       13    12.0       10     9.3
   Natural gas ....        1     1.0        6     6.0       11     9.8
   Dry holes ......       --      --        4     3.7        2     2.0
   Service wells ..        1      .9        8     7.5       --      --
                         ---     ---      ---    ----      ---    ----
Total .............        9     7.8       33    31.2       28    25.7
                         ===     ===      ===    ====      ===    ====

--------
* Well drilled in Tunisia

         At December 31, 1997, the Company was participating in 6 gross wells (5.6 net) that were in various stages of drilling or completion.

Reserves

         The following table summarizes the Company's net proved crude oil and natural gas reserves as of December 31, 1997, which have been reviewed by Ryder Scott with regard to the Company's Mississippi and Louisiana properties and Sproule Associates, Inc. with regard to the Company's Oklahoma properties.

                               Crude      Natural    Net Proved
                                Oil         Gas       Reserves
                              (MBbls)     (MMcf)       (MBOE)
                              -------    --------    ----------
Mississippi ...............   41,624       1,807      41,925
Oklahoma ..................   53,358      32,616      58,794
Louisiana .................       --      99,475      16,579
Other .....................      102      13,607       2,370
                              ------     -------     -------
    Total .................   95,084     147,505     119,668
                              ======     =======     =======

         At December 31, 1997, the Company had net proved developed reserves of 84,228 MBOE and net proved undeveloped reserves of 35,440 MBOE. The Present Value of Proved Reserves was $526.3 million, which represented $386.4 million for the proved developed and $139.9 million for the proved undeveloped reserves. At December 31, 1996, the Company reported total proved reserves of 53,678 MBOE and the Present Value of Proved Reserves was $417.1 million. This total represents an increase of 65,990 MBOE and $109.2 million in reserves and Present Value of Proved Reserves, respectively, at December 31, 1997. The increase was attributable to extensions and discoveries associated with the Company's efforts in Mississippi, as well as the recent Oklahoma property acquisition.

         There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond the control of the Company. The estimates of the reserve engineers are based on several assumptions, all of which are to some degree speculative. Actual future production, revenues, taxes, production costs, development expenditures and quantities of recoverable crude oil and natural gas reserves might vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth herein. In addition, the Company's reserves might be subject to revision based upon actual production, results of future development, prevailing crude oil and natural gas prices and other factors.

         In general, the volumes of production from crude oil and natural gas properties declines as reserves are depleted. Except to the extent Coho acquires additional properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of Coho will decline as reserves are produced. Future crude oil and natural gas production is, therefore, highly dependent upon the level of success in acquiring or finding additional reserves.

         For further information on reserves, costs relating to crude oil and natural gas activities and results in operations from producing activities, see "Supplementary Information Related to Oil and Gas Activities" appearing in note 15 to the Consolidated Financial Statements of the Company included elsewhere herein.

Acreage

         The following table summarizes the developed and undeveloped acreage owned or leased by Coho at December 31, 1997:

                                    Developed               Undeveloped
                               -------------------      ------------------
                                Gross        Net         Gross        Net
                               -------     -------      ------      ------
   Mississippi ..............   24,851      23,122      22,821      20,274
   Louisiana ................  125,770     105,496       1,598       1,419
   Oklahoma (a) .............   40,830      25,969          --          --
   Texas ....................    2,796       2,796       1,626       1,626
   Offshore Gulf of Mexico ..    5,760       2,269          --          --
                               -------     -------      ------      ------
       Total ................  200,007     159,652      26,045      23,319
                               =======     =======      ======      ======

         At December 31, 1997, the Company also held a 50% working interest in an exploratory permit in Tunisia, North Africa, covering 1,412,000 gross acres. Additionally, the Company held a 100% working interest in an offshore permit in Tunisia covering approximately 115,000 gross acres, which the Company has subsequently released.

(a) The Company is currently conducting due-diligence on the acreage acquired and is unable to determine the undeveloped acreage at this time. The Company does not believe a significant amount of acreage will be considered undeveloped.

TITLE TO PROPERTIES

         As is customary in the oil and gas industry, in certain circumstances, the Company makes only a limited review of title to undeveloped crude oil and natural gas leases at the time they are acquired by Coho. However, before the Company acquires crude oil and natural gas properties, and before drilling commences on any leases, the Company causes a thorough title search to be conducted, and any material defects in title are remedied to the extent possible. To the extent title opinions or other investigations reflect title defects, the Company, rather than the seller of the undeveloped property, is typically obligated to cure any such title defects at its expense. If Coho were unable to remedy or cure any title defect of a nature such that it would be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in the property. The Company believes that it has good title to its crude oil and natural gas properties, some of which are subject to immaterial encumbrances, easements and restrictions. The crude oil and natural gas properties owned by the Company are also typically subject to royalty and other similar non-cost bearing interests customary in the industry. The Company does not believe that any of these encumbrances or burdens will materially affect Coho's ownership or use of its properties.

COMPETITION

         The crude oil and natural gas industry is highly competitive. A large number of companies and individuals engage in drilling for crude oil and natural gas, and there is a high degree of competition for desirable crude oil and natural gas properties suitable for drilling, for materials and third-party services essential for their exploration and development and for attracting and retaining quality personnel. The principal competitive factors in the acquisition of crude oil and natural gas properties include the staff and data necessary to identify, investigate and purchase such properties and the financial resources necessary to acquire and develop them. Many of Coho's competitors are substantially larger and have greater financial and other resources than does Coho.

         The principal resources necessary for the exploration for, and the acquisition, exploitation, production and sale of, crude oil and natural gas are leasehold or freehold prospects under which crude oil and natural gas reserves may be discovered, drilling rigs and related equipment to explore for and develop such reserves and capital assets required for the exploitation and production of the reserves and knowledgeable personnel to conduct all phases of crude oil and natural gas operations. Coho must compete for such resources with both major oil companies and independent operators and also with other industries for certain personnel and materials. Although Coho believes its current resources are adequate to preclude any significant disruption of operations in the immediate future, the continued availability of such materials and resources to Coho cannot be assured.

CUSTOMERS AND MARKETS

         Substantially all of Coho's crude oil is sold at the wellhead at posted prices, as is customary in the industry. In certain circumstances, natural gas liquids are removed from the natural gas produced by Coho and are sold by Coho at posted prices. During 1997, two purchasers of Coho's crude oil and natural gas, EOTT Energy Corp. ("EOTT") and Mid Louisiana Marketing Company, accounted for 75% and 21%, respectively, of Coho's receipt of operating revenues. In 1995, Amerada Hess Corporation ("Amerada") accounted for 66% of Coho's receipt of operating revenues. Subsequent to December 31, 1995, Amerada sold its Mississippi pipeline transportation and marketing assets to EOTT. Coho consented to Amerada's assignment of its short-term contract to EOTT and entered into a new three-year crude oil purchase agreement with EOTT effective March 1, 1996. Under the crude oil purchase agreement, Coho has committed the majority of its crude oil production in Mississippi to EOTT for a period of three years on a pricing basis of posting plus a premium.

         The majority of crude oil production in Oklahoma will be sold to Amoco Production Company, initially for a one year term beginning January 1, 1998 on a pricing basis of posting plus a premium. Subsequent to the first year and for a nine year period thereafter, Amoco will have a right of first refusal to match, in all respects, a competitive bid. The crude contract was a component of the purchase and sale agreement and provides for a competitive annual review of the pricing mechanism.

         The natural gas produced in the Monroe field (approximately 17.1 MMcf per day in 1997) is sold either to industrial or jurisdictional customers along the interstate pipeline formerly owned by the Company or to industrial customers in the field that are connected to the gathering system. Generally, the Company sells its natural gas at prices based on regional price indices, set on a month-to-month basis. Effective with the sale of the natural gas marketing and transportation companies in 1996, the Company entered into a long-term natural gas sales contract for its Monroe field natural gas to Mid Louisiana Marketing Company based on regional price indices set on a month-to-month basis, consistent with past operations.

         The price received by the Company for crude oil and natural gas may vary significantly during certain times of the year due to the volatility of the crude oil and natural gas market, particularly during the cold winter and hot summer months. As a result, the Company periodically enters into forward sale agreements or other arrangements for a portion of its crude oil and natural gas production to hedge its exposure to price fluctuations. Gains and losses on these forward sale agreements are reflected in crude oil and natural gas revenues at the time of sale of the related hedged production. While intended to reduce the effects of the volatility of the prices received for crude oil and natural gas, such hedging transactions may limit potential gains by the Company if crude oil and natural gas prices were to rise substantially over the price established by the hedge. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and Note 1 to the Consolidated Financial Statements included elsewhere herein.

OFFICE AND FIELD FACILITIES

         The Company currently leases its executive and administrative offices in Dallas, Texas, consisting of 47,942 square feet, under a lease that continues through October 2000. The Company also leases field offices in Laurel, Mississippi, covering approximately 5,000 square feet under a non-cancelable lease extending through June 2000, and Ratliff City, Oklahoma, covering approximately 10,000 square feet through January 2003. The field office facilities in Fairbanks, Louisiana and Brookhaven, Mississippi are owned by the Company.

GOVERNMENTAL REGULATION

         Regulation of Crude Oil and Natural Gas Exploration and Production. Crude oil and natural gas exploration, development and production are subject to various types of regulation by local, state and federal agencies. Such regulations include requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, and the plugging and abandonment of wells. The Company's operations are also subject to various conservation laws and regulations, including those of Mississippi, Louisiana, Oklahoma and Texas wherein the Company's properties are located. These laws and regulations include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled, and unitization or pooling of crude oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of land and leases. In addition, state conservation laws establish maximum rates of production from crude oil and natural gas wells, generally restrict the venting or flaring of natural gas, and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amount of crude oil and natural gas the Company can produce from its wells and to limit the number of wells or the locations at which the Company can drill. Each state generally imposes a production or severance tax with respect to production and sale of crude oil, natural gas and natural gas liquids within their respective jurisdictions. For the most part, state production taxes are applied as a percentage of production or sales. Currently, the Company is subject to production tax rates of up to 6% in Mississippi, $.02 per Mcf in Louisiana, and 7% in Oklahoma. In addition, the Company has been active in the adoption of legislation dealing with production and severance tax relief in Mississippi.

         Legislation affecting the crude oil and natural gas industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the crude oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the crude oil and natural gas industry increases the Company's cost of doing business and, consequently, affects its profitability.

         Offshore Leasing. Certain of the Company's operations are located on federal crude oil and natural gas leases, which are administered by the United States Minerals Management Service (the "MMS"). Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf ("OCS") to meet stringent engineering and construction specifications. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. Under certain circumstances, the MMS may require any Company operations of federal leases to be suspended or terminated. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees or operators post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that the Company can obtain bonds or other surety in all cases.

         Gas Royalty Valuation Regulations. In December 1997, the MMS published a final rule amending its regulations governing valuation for royalty purposes of gas produced from federal and Indian leases. The rule primarily addresses allowances for transportation of gas and purports to clarify the methods by which gas royalties and deductions for gas transportation are calculated. The final rule became effective February 1, 1998. The rule purports to continue the commitment of the MMS to assure that lessees deduct only the actual, reasonable costs of transportation and not any costs of marketing. The rule identifies certain specifically allowable and certain specifically nonallowable costs of transportation.

         Crude Oil Sales and Transportation Rates. Sales of crude oil and condensate can be made by Coho at market prices not subject at this time to price controls. In January 1997, the MMS published a proposed rulemaking to amend the current federal crude oil royalty valuation regulations. In July 1997, the MMS published a supplementary proposed rulemaking concerning such regulations. In February 1998, the MMS published another supplementary proposed rulemaking. The intent of the rule is to decrease reliance on posted prices and assign a value to crude oil that better reflects market value. In general, the rule, as proposed, would base royalties on gross proceeds when the oil is sold under an arm's length contract by either the producer or the producer's marketing affiliate. Index pricing or other benchmarks would be used when oil is not sold under an arm's length contract. Comments on the second supplementary proposed rule are due on March 23, 1998. In February 1998, the MMS also published a notice of proposed rulemaking to amend the current regulations establishing a value for royalty purposes of oil produced from Indian leases. The proposed changes would decrease reliance on oil posted prices and use more publicly available information for oil royalty calculation purposes under Indian leases. Comments on the proposed rulemaking are due on April 13, 1998. The Company cannot predict what action the MMS will take on these matters, nor can it predict at this stage of the rulemaking proceedings how the Company might be affected by amendments to these regulations.

         The price that the Company receives from the sale of these products is affected by the cost of transporting the products to market. The Energy Policy Act of 1992 directed the FERC to establish a "simplified and generally applicable" rate making methodology for crude oil pipeline rates. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for crude oil pipelines, which would generally index such rates to inflation, subject to certain conditions and limitations. The Company is not able to predict with certainty what effect, if any, these regulations will have on it, but other factors being equal under certain conditions, the regulations may tend to increase transportation costs or reduce wellhead prices for such commodities.

         Gathering Regulation. Under the Natural Gas Act (the "NGA"), facilities used for and operations involving the production and gathering of natural gas are exempt from FERC jurisdiction, while facilities used for and operations involving interstate transmission are not. The FERC's determination of what constitutes exempt gathering facilities, as opposed to jurisdictional transmission facilities, has evolved over time. Under current law even facilities which otherwise would have been classified as gathering may be subject to the FERC's rates and service jurisdiction when owned by an interstate pipeline company and when such regulation is necessary in order to effectuate FERC's Order No. 636 open-access initiatives. Respecting facilities owned by noninterstate pipeline companies, such as Coho Fairbanks Gathering Company ("CFGC") and Coho Louisiana Gathering Company ("CLGC"), the Company's gathering facilities, the FERC has historically distinguished between these types of activities on a very fact-specific basis which makes it difficult to predict with certainty the status of gathering facilities. On November 1, 1993, in Docket No. CP93-79-000, this uncertainty was settled by FERC with respect to the gathering facilities transferred from Mid Louisiana Gas Company , the Company's former interstate pipeline, to CFGC effective January 1, 1994, when FERC issued an order declaring the facilities to be nonjurisdictional gathering. On May 27, 1994, FERC affirmed its November 1, 1993 order in all material respects. On June 27, 1994, the Producer-Marketer Transportation Group Gathering Coalition and the Independent Petroleum Association of America (IPAA) filed a request for a rehearing of the May 27, 1994 order. On December 6, 1994, FERC issued a final order disallowing IPAA's request for rehearing. On December 9, 1994, IPAA filed a petition for review of the FERC orders in the U.S. Court of Appeals for the D.C. Circuit. This case is one in a series of cases that has delineated the FERC's gathering policy. Among other matters, the FERC slightly narrowed its statutory tests for establishing gathering status and reaffirmed that it does not have jurisdiction over natural gas gathering facilities and services and that such facilities and services are properly regulated by state authorities. As a result, natural gas gathering may receive greater regulatory scrutiny by state agencies. In addition, the FERC has approved several transfers by interstate pipelines of gathering facilities to unregulated gathering companies, including affiliates. This could allow such companies to compete more effectively with independent gatherers. Although the FERC orders delineating its new gathering policy are subject to court appeals, there has been only one definitive court decision to date. The U.S. Court of Appeals for the D.C. Circuit upheld the FERC's decision to not regulate gathering rates but found that its "default" contract requirement was unlawful as outside the FERC's jurisdiction. The U.S. Supreme Court declined to review the D.C. Circuit's decision. On remand from the D.C. Circuit's decision, the FERC found that the issue concerning its jurisdiction to require default contracts was effectively moot. The FERC stated, however, that it would consider what, if any, transitional protection it might provide, consistent with the D.C. Circuit's decision, if the issue arises in future cases. Management does not believe the ultimate resolution of these proceedings will have a material adverse effect on the financial condition of the Company.

         State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. While some states provide for the rate regulation of pipelines engaged in the intrastate transportation of natural gas, such regulation has not generally been applied against gatherers of natural gas. For historical reasons, however, certain of the gathering facilities owned by CLGC are subject to the jurisdiction of the Louisiana Department of Natural Resources ("LDNR") pursuant to its authority to regulate intrastate pipelines. Further, natural gas gathering may receive greater regulatory scrutiny following the pipeline industry restructuring under Order No. 636. Thus the Company's gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services.

         Future Legislation and Regulation. The Company's operations will be affected from time to time in varying degrees by political developments and federal and state laws and regulations. In particular, crude oil and natural gas production operations and economics are affected by tax and other laws relating to the petroleum industry, by changes in such laws and by constantly changing administrative regulations. For example, the price at which natural gas may lawfully be sold has historically been regulated under the NGA. Only recently, with the deregulation of the last regulated price categories of natural gas on January 1, 1993, have free market forces been allowed to control the sales price of natural gas. Given the right set of circumstances, there is no guarantee that new regulations, similar or otherwise, would not be imposed on the production of sale of crude oil, condensate or natural gas. It is impossible to predict the terms of any future legislation or regulations that might ultimately be enacted or the effects of any such legislation or regulations on the Company.

ENVIRONMENTAL REGULATIONS

         The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wildlife refuges or preserves, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from the Company's operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal and clean-up requirements could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

         The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of crude oil spills and liability for damages resulting from such spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A "responsible party" includes the owner or operator of an onshore facility or a vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA, as recently amended, requires the lessee or permittee of the offshore area in which a covered offshore facility is located to establish and maintain evidence of financial responsibility in the amount of $35.0 million to cover liabilities related to a crude oil spill for which such person is statutorily responsible. Prior to the amendment, the OPA required such lessee or permittee to maintain evidence of financial responsibility in the amount of $150.0 million, and the amended statute authorizes the President of the United States to increase the amount of financial responsibility to $150.0 million depending on the risks posed by the quantity of crude oil that is handled by the facility. On March 25, 1997, the MMS proposed regulations to implement the financial responsibility requirements under the OPA. The proposed regulations would use an offshore facility's worst case oil-spill discharge volume to determine if the responsible party must demonstrate increased financial responsibility. Because the Company's only offshore well is a natural gas well, it does not believe that it will be subject to the financial responsibility requirements, if such requirements are implemented in the manner proposed by the MMS. The Company cannot predict the final form of any financial responsibility regulations that will be adopted by the MMS, but the impact of any such regulations should not be any more adverse to the Company that it will be to other similarly situated companies.

         The OPA subjects responsible parties to strict, joint and several and potentially unlimited liability for removal costs and certain other damages caused by an oil spill covered by the statute. It also imposes other requirements on responsible parties, such as the preparation of a crude oil spill contingency plan. The Company has such a plan in place. Failure to comply with the OPA's ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions. As of this date, the Company is not the subject of any civil or criminal enforcement actions under the OPA.

         The Federal Water Pollution Control Act of 1972, as amended (the "FWPCA"), imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. These controls have become more stringent over the years, and it is probable that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. Certain state discharge regulations and the Federal National Pollutant Discharge Elimination System general permits prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry into coastal waters. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the OPA, imposes substantial potential liability for the costs of removal, remediation and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters.

         The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substance under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances and for damages to natural resources. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
Currently, the Company does not own or operate CERCLA identified sites.

         The Resource Conservation and Recovery Act ("RCRA") is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements (and liability for failure to meet such requirements) on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most crude oil and natural gas exploration and production wastes to be classified as non-hazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. At various times in the past, proposals have been made to amend RCRA and various state statutes to rescind the exemption that excludes crude oil and natural gas exploration and production wastes from regulation as hazardous waste under such statutes. Repeal or modification of this exemption by administrative, legislative or judicial process, or through changes in applicable state statutes, would increase the volume of hazardous waste to be managed and disposed of by the Company. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any such change in the applicable statutes may require the Company to make additional capital expenditures or incur increased operating expenses.

         A sizable portion of the Company's operations in Mississippi is conducted within city limits. On an annual basis in order to obtain permits to conduct new drilling operations, the Company is required to meet certain tests of financial responsibility. The Company is conducting a voluntary program to remove inactive aboveground storage tanks from its well sites. Inactive tanks are replaced, as necessary, with newer aboveground storage tanks.

         Some states have enacted statutes governing the handling, treatment, storage and disposal of naturally occurring radioactive material ("NORM"). NORM is present in varying concentrations in subsurface and hydrocarbon reservoirs around the world and may be concentrated in scale, film and sludge in equipment that comes in contact with crude oil and natural gas production and processing streams. Mississippi legislation prohibits the transfer of property for residential or other unrestricted use if the property contains NORM above prescribed levels. The Company is voluntarily remediating NORM concentrations identified at the Brookhaven field in Mississippi. In addition, the Company is a defendant in several lawsuits brought in 1994 and 1996 by landowners alleging personal injury and property damage from NORM at various wellsite locations.

         Certain governmental agencies are presently studying whether the crude oil and natural gas industry's practice of utilizing mercury meters poses any potential problems that require more stringent regulation. Operators in the Monroe field have been asked to monitor their operations and assist in gathering data. During 1995, the Company voluntarily negotiated a remediation plan with the governmental agencies responsible for the two wildlife refuges in the Monroe field. Under the plan, the company began removal of the mercury meters within the wildlife refugees in 1996. The Company continues to cooperate with the other various agencies in their studies. At this time, the Company believes that such spillages and leaks may have occurred in the past. However, the Company believes that such spillage and leaks are less than the amounts reportable under prior or existing statutes and laws.

         Because the Company's strategy is to acquire interests in underdeveloped crude oil and natural gas properties many of which have been operated by others for many year, the Company may be liable for damage or pollution caused by the former operators of such crude oil and natural gas properties. The Company makes a provision for future site restoration charges on a unit-of-production basis which is included in depletion and depreciation expense. The Company's operations are also subject to all the risks normally incident to the operation and development of crude oil and natural gas properties and the drilling of crude oil and natural gas wells, including encountering unexpected formations or pressures, blowouts, cratering and fires, which could result in personal injuries, loss of life, pollution damage and other damage to the properties of the Company and others. Moreover, offshore operations are subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions, to more extensive governmental regulation, including regulations that may, in certain circumstances, impose strict liability for pollution damage, and to interruption or termination of operations by governmental authorities based on environmental or other considerations. The Company maintains insurance against certain losses or liabilities arising from its operations in accordance with customary industry practices and in amounts that management believes to be reasonable. However, insurance is either not available to the Company against all operational risks or is not economically feasible for the Company to obtain. The occurrence of a significant event that would impose liability on the Company that is either not insured or not fully insured could have a material adverse effect on the Company's financial condition and results of operations.

EMPLOYEES

         At February 15, 1998, Coho had 166 employees associated with its operations, including 26 field personnel in Mississippi, 26 field personnel in Oklahoma and 39 field personnel in Louisiana. None of the Company's employees is represented by a union. The Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES

         For information with respect to the Company's properties, see "Business and Properties".

ITEM 3.  LEGAL PROCEEDINGS

         In July 1994, the Company, together with several other companies, was named as a defendant in a lawsuit filed in Jones County, Mississippi. The lawsuit involves claims by a landowner for purported damages caused by naturally occurring radioactive materials at various wellsite locations on land leased by the Company in Mississippi. The plaintiff is seeking significant compensatory and punitive damages, including damages for "emotional distress". This lawsuit has been dormant for two years and the land involved has been remediated.

         Additionally, in 1996 and 1997, the Company, together with several other companies, was named as a defendant in a number of lawsuits of the same nature as the July 1994 lawsuit. All of the suits are principally identical and seek damages for land damage, health hazard, mental and emotional distress, etc. None of the suits seek specific award amounts, but all seek punitive damages.

         While the Company is not able to determine its exposure in the remaining suits at this time, the Company believes that the claims will have no material adverse effect on its financial position or results of operations.

         The Company is involved in various other legal actions arising in the ordinary course of business. While it is not feasible to predict the ultimate outcome of these actions or those listed above, management believes that the resolution of these matters will not have a material adverse effect, either individually or in aggregate, on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol "COHO". The following table sets forth the range of high and low sale prices for the Common Stock as reported on the Nasdaq Stock Market.

                                                                     HIGH              LOW
                                                                     ----              ---
1996
                  1st Quarter ..................................    $ 6 5/8          $ 4 5/8
                  2nd Quarter ..................................      7 1/8            5 15/16
                  3rd Quarter ..................................      7 1/2            6 1/8
                  4th Quarter ..................................      8 1/4            6 3/4
1997
                  1st Quarter ..................................    $ 9 1/4          $ 6 7/8
                  2nd Quarter ..................................     11 1/2            6 7/8
                  3rd Quarter ..................................     11 5/8            9
                  4th Quarter ..................................     13                8 1/4

       The last reported sale price of the Common Stock as reported on the Nasdaq Stock Market on March 23, 1998 was $7 3/4 per share. At March 23, 1998, there were 196 holders of record of the Common Stock. The Company believes it has in excess of 35 beneficial holders of its Common Stock.

       The Company has never paid cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. In the past, the Company has used its available cash flow to conduct exploration and development activities or to make acquisitions, and expects to continue to do so in the future. In addition, the terms of the Company's revolving credit facility and Senior Notes indenture restrict the payment of dividends by the Company and CRI. Coho Energy, Inc. currently is a holding company with no independent operations. Accordingly, any amounts available for dividends will be dependent on the prior declaration of dividends by CRI or CRL to Coho Energy, Inc. Any declaration of dividends by CRI or CRL would be subject to Canadian or U.S. withholding tax at applicable tax rates.

       On December 9, 1996, the Company issued 100,000 shares of Common Stock to Churchill Resource Investments, Inc., a Colorado corporation, in consideration for certain oil and gas properties and interests in the Laurel and Glazier, Mississippi fields. The shares were issued without registration under the Securities Act in reliance on the exemption therefrom set forth in Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

       The following selected consolidated financial data for each of the five years in the period ended December 31, 1997 are derived from, and qualified by reference to, the Company's audited consolidated financial statements included at Item 8 hereof. The information presented below should be read in conjunction with Coho's Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data presented below are not necessarily indicative of the future results of operations or financial performance of the Company.

                                                        1993          1994(1)         1995           1996          1997
                                                        ----          -------         ----           ----          ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF EARNINGS DATA: (2)
     Operating revenues ...........................  $  28,263      $  26,464      $  40,903      $  54,272     $  63,130
     Operating costs ..............................      8,773          9,372         12,457         13,875        15,970
     General and administrative expenses ..........      2,997          3,435          5,400          7,264         7,163
     Depletion and depreciation ...................     10,677          9,989         14,717         16,280        19,214
     Net interest expense .........................      3,484          3,972          8,048          7,464        10,474
     Other expense(3) .............................     21,000            973             --             --            --
     Income tax expense (benefit) .................     (5,219)          (303)           112          3,483         4,020
     Earnings (loss) from continuing operations ...    (13,449)          (974)           169          5,906         6,288
     Net earnings (loss) ..........................    (13,449)        (1,654)         1,780          5,906         6,288
     Basic earnings (loss) from continuing
           operations per common share(4) .........  $   (1.12)     $   (0.07)     $   (0.02)     $    0.29     $    0.29
     Diluted earnings (loss) from continuing
           operations per common share(5) .........  $   (1.12)     $   (0.07)     $   (0.02)     $    0.29     $    0.28
     Basic earnings (loss) per common share(4) ....  $   (1.12)     $   (0.12)     $    0.05      $    0.29     $    0.29
     Diluted earnings (loss) per common share(5) ..  $   (1.12)     $   (0.12)     $    0.05      $    0.29     $    0.28

OTHER FINANCIAL DATA:
     Capital expenditures .........................  $  24,122      $  19,503      $  29,970      $  52,384     $  72,667

BALANCE SHEET DATA: (2)
     Working capital (deficit)(6) .................  $     871      $  (2,379)     $  14,433      $   6,662     $  (2,021)
     Net property and equipment ...................     96,871        171,524        175,899        210,212       531,409
     Total assets .................................    104,286        196,970        204,042        230,041       555,128
     Long-term debt, excluding current portion ....     54,000         86,311        107,403        122,777       369,924
     Redeemable preferred stock ...................         --         16,125             --             --            --
     Total shareholders' equity ...................     44,279         56,416         74,321         81,466       142,103

(1) In December 1994, the Company acquired all of the outstanding common stock of ING.

(2) Amounts for 1994 and 1995 exclude discontinued operations representing the Company's natural gas marketing and transportation segment.

(3) Amount for 1993 reflects the writedown in carrying value of crude oil and natural gas properties ($20,000) and reorganization costs ($1,000).

(4) Basic per share amounts have been computed by dividing net earnings after preferred dividends by the weighted average number of shares outstanding:
       12,013 in 1993; 14,190 in 1994; 17,932 in 1995; 20,179 in 1996; and
       21,693 in 1997, respectively.

(5) Diluted per share amounts have been computed by dividing net earnings after preferred dividends by the weighted average number of shares outstanding including common stock equivalents, consisting of stock options and warrants, when their effect is dilutive: 12,013 in 1993; 14,190 in 1994; 17,932 in 1995; 20,342 in 1996; and 22,334 in 1997,
       respectively.

(6) Amount for 1995 includes $17,421 related to net assets of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein. Certain information contained herein, including information with respect to the Company's plans and strategy for its business, are forward-looking statements. These statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, general economic and business conditions, prices of crude oil and natural gas, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements.

COMPANY HISTORY

       The Company was incorporated in June 1993 under the laws of the State of Texas and conducts a majority of its operations through CRI. Prior to September 29, 1993, CRI was a publicly held company of which CRL, a publicly held Alberta, Canada company, held a 68% ownership interest. As a result of a reorganization of the Company effective on September 29, 1993, CRI and CRL became wholly owned subsidiaries of Coho Energy, Inc.

       In December 1994, the Company acquired all of the capital stock of Interstate Natural Gas Company ("ING"). ING, through its subsidiaries, was a privately held natural gas producer, gatherer and pipeline company operating in Louisiana and Mississippi. As a result of the acquisition of ING, Coho acquired approximately 86 Bcf of natural gas reserves, with natural gas production in December 1994 of 20 Mmcf per day primarily from the Monroe field in north Louisiana. Additionally, the ING acquisition included approximately 1,000 miles of gathering systems in the Monroe field and a 167 mile long interstate pipeline (operating as the Mid Louisiana Gas Company) and certain intrastate pipeline facilities. Consideration paid by the Company for the acquisition of ING was $20 million cash, the assumption of net liabilities of $3.3 million (excluding deferred taxes), 2,775,000 shares of the Common Stock and 161,250 shares of redeemable preferred stock (which preferred shares were exchanged on August 30, 1995 for 3,225,000 shares of Common Stock), having an aggregate stated value of $16.1 million. The acquisition of ING was accounted for using the purchase method.

       In April 1996, ING sold all of the stock of three wholly owned subsidiaries that comprised its natural gas marketing and transportation segment to an unrelated third party for cash of $19.5 million, the assumption of net liabilities of approximately $2.3 million and the payment of taxes of up to $1.2 million generated as a result of the tax treatment of the transaction. The marketing and transportation segment is accounted for as discontinued operations herein.

       Effective December 31, 1997, the Company acquired from Amoco Production Company ("Amoco") interests in certain crude oil and natural gas properties ("Amoco Properties") located primarily in southern Oklahoma for cash consideration of approximately $257.5 million and warrants to purchase one million shares of common stock at $10.425 per share for a period of five years valued at $3.4 million. The Amoco Properties are in more than 25,000 gross acres concentrated in southern Oklahoma, including 14 major producing oil fields. As a result of the acquisition, the Company's total proved reserves increased 103% and daily net production is expected to increase 63%. The Company will operate all but two of these fields and have an average working interest in these fields of approximately 66%.

GENERAL

       The Company seeks to acquire controlling interests in underdeveloped crude oil and natural gas properties and attempts to maximize reserves and production from such properties through relatively low-risk activities such as development drilling, multiple completions, recompletions, workovers, enhancement of production facilities and secondary recovery projects. The Company's only operating revenues are crude oil and natural gas sales with crude oil sales representing approximately 75% of production revenues and natural gas sales representing approximately 25% of production revenues during 1995, 1996 and 1997. Operating revenues increased from $26.9 million in 1992 to $63.1 million in 1997 primarily due to an increase in production volumes from successful development and exploration activities in the Company's existing Mississippi fields and due to the December 1994 acquisition of the Monroe natural gas field and the August 1995 acquisition of the Brookhaven field. The Company has a two year inventory of lower risk exploitation projects including development drilling, recompletions and secondary recovery projects identified for its Mississippi properties. This exploitation inventory coupled with the Company's recent exploration success in the Brookhaven field and the exploration opportunities identified at Laurel, Martinville and Soso fields should provide development and exploration opportunities and continued growth in production and reserves.

       The Company also strives to maintain a low cost structure through asset concentration, such as in the interior salt basin of Mississippi. Asset concentration permits operating economies of scale and leverages operational, technical and marketing capabilities. Production costs (including lease operating expenses and production taxes) per BOE have decreased from $4.11 in 1992 to $3.90 in 1997.

       The price received by the Company for crude oil and natural gas may vary significantly during certain times of the year due to the volatility of the crude oil and natural gas market, particularly during the cold winter and hot summer months. As a result, the Company has entered, and expects to continue to enter, into forward sale agreements or other arrangements for a portion of its crude oil and natural gas production to hedge its exposure to price fluctuations. While the Company's hedging program is intended to stabilize cash flow and thus allow the Company to plan its capital expenditure program with greater certainty, such hedging transactions may limit potential gains by the Company if crude oil and natural gas prices were to rise substantially over the price established by the hedge. Because all hedging transactions are tied directly to the Company's crude oil and natural gas production and natural gas marketing operations, the Company does not believe that such transactions are of a speculative nature. Gains and losses on these hedging transactions are reflected in crude oil and natural gas revenues at the time of sale of the hedged production. Any gain or loss on the Company's crude oil hedging transactions is determined as the difference between the contract price and the average closing price for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange ("NYMEX") for the contract period. Any gain or loss on the Company's natural gas hedging transactions is generally determined as the difference between the contract price and the average settlement price on NYMEX for the last three days during the month in which the hedge is in place. Consequently, hedging activities do not affect the actual price received for the Company's crude oil and natural gas.

       The Company also controls the magnitude and timing of its capital expenditures by obtaining high working interests in and operating its properties. At December 31, 1997, the Company owned an average working interest of 85% in and operated over 90% of its producing properties.

RESULTS OF OPERATIONS

       SELECTED OPERATING DATA

                                            YEAR ENDED DECEMBER 31,
                                        -------------------------------
                                         1995        1996         1997
                                        -------     -------     -------
PRODUCTION:
   Crude oil (Bbl/day) ...............    5,966       6,742       7,726
   Natural gas (Mcf/day) .............   19,431      18,160      21,003
        BOE (Bbl/day) ................    9,205       9,769      11,227

AVERAGE SALES PRICES:
   Crude oil (per Bbl) ...............  $ 13.62     $ 16.42     $ 16.31
   Natural gas (per Mcf) (a) .........     1.59        2.07        2.23

PER BOE DATA:
   Production costs (b) ..............  $  3.71     $  3.88     $  3.90
   Depletion .........................     4.38        4.55        4.69

PRODUCTION REVENUES (IN THOUSANDS):
   Crude oil .........................  $29,654     $40,527     $45,991
   Natural gas .......................   11,249      13,745      17,139
                                        -------     -------     -------
        Total production revenues ....  $40,903     $54,272     $63,130
                                        =======     =======     =======

--------------
(a) Natural gas prices are net of fuel costs used in gas gathering.

(b) Includes lease operating expenses and production taxes, exclusive of general and administrative costs.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

       Operating Revenues. During 1997, production revenues increased 16% to $63.1 million as compared to $54.3 million in 1996. This increase was principally due to a 15% increase in crude oil production, a 16% increase in natural gas production and an increase in the price received for natural gas (including hedging gains and losses discussed below) of 8%.

       The 16% increase in daily natural gas production is primarily a result of the continued positive response from the Company's development efforts in the North Padre, Martinville and Brookhaven fields. The 15% increase in daily crude oil production during 1997 is due to significant production increases made in the Martinville, Soso and Brookhaven fields, with production increasing by 125%, 51% and 87%, respectively, in such fields. These production increases were partially offset by a production decrease in the Summerland field due to the unusually high frequency of weather-related power outages and mechanical problems during the first quarter of 1997 and normal production declines due to the maturity of the field.

       Average crude oil prices realized in 1997, including hedging gains and losses discussed below, remained comparable to 1996. Even though posted crude oil prices received in 1997 declined from 1996 prices, the average prices realized in 1996 and 1997 were comparable due to crude oil hedging losses experienced in 1996. The posted price for the Company's crude oil averaged $18.34 per Bbl in 1997, a 9% decrease over the average posted price of $20.23 per Bbl experienced in 1996. The price per Bbl received by the Company is adjusted for the quality and gravity of the crude oil and is generally lower than the posted price.

       The realized price for the Company's natural gas, including hedging gains and losses discussed below, increased 8% from $2.07 per Mcf in 1996 to $2.23 per Mcf in 1997. Although the average natural gas prices received, net of fuel used in gathering, in 1996 and 1997 were comparable at $2.25 per Mcf and $2.22 per Mcf, respectively, the natural gas hedging losses in 1996 reduced the realized price in 1996 by $.18 per Mcf while 1997 hedging gains increased the realized price in 1997 by $.01 per Mcf.

       Production revenues for 1997 included crude oil hedging losses of $.3 million ($.11 per Bbl) compared to crude oil hedging losses of $4.7 million ($1.92 per Bbl) in 1996. Production revenues in 1997 also included natural gas hedging gains of $.1 million ($.01 per Mcf) compared with natural gas hedging losses of $1.2 million ($.18 per Mcf) for 1996. The Company has 10,000 Mmbtu of natural gas production per day hedged from January through March 1998 at a minimum price of $2.70 per Mmbtu and a maximum price of $3.28 per Mmbtu. In March 1998, the Company hedged an additional 15,000 Mmbtu per day of natural gas production over the period from April to August 1998, at a minimum price of $2.00 per Mmbtu and a maximum price of $2.54 per Mmbtu.

       Interest and other income decreased to $646,000 in 1997 from $1 million in 1996 primarily due to $472,000 of interest earned during 1996 on the receivable from the sale of the marketing and pipeline segment of operations and due to an unrealized gain of $450,000 on marketable securities in 1996, partially offset by $137,000 of interest received in the first quarter of 1997 on a federal tax refund and $465,000 of interest earned in the fourth quarter of 1997 on cash investments.

       Expenses. Production expenses (including production taxes) were $16 million for 1997 compared to $13.9 million for 1996. This increase primarily reflects additional production volumes. On a BOE basis, production costs increased to $3.90 per BOE in 1997 compared to $3.88 per BOE in 1996.

       General and administrative costs decreased 1% between years from $7.3 million in 1996 to $7.2 million in 1997. General and administrative costs expensed in 1997 were less than such costs expensed in 1996, even though total general and administrative costs increased, due to an increase in the capitalization of salaries and other general and administrative costs directly associated with the Company's increased exploration and development activities. Total general and administrative cost increased due to higher compensation and employee related costs attributable to staff additions and higher professional fees.

       Interest expense increased 31% in 1997 compared to 1996, due to higher borrowing levels during 1997 as compared to 1996 and due to the sale of $150 million of 8 f% Senior Subordinated Notes ("Senior Notes") on October 3, 1997 which bear a higher interest rate than the Company's revolving credit facility. The average interest rate paid on outstanding indebtedness was 7.84% in 1997, compared to 7.6% in 1996.

       Depletion and depreciation expense increased 18% to $19.2 million in 1997 from $16.3 million in 1996. These increases are primarily the result of increased production volumes and an increased rate per BOE, which increased to $4.69 in 1997, compared with $4.55 in 1996.

       In accordance with generally accepted accounting principles, at a point in time coinciding with the quarterly and annual reporting periods, the Company must test the carrying value of its crude oil and natural gas properties, net of related deferred taxes, against a calculated amount based on estimated reserve volumes valued at then current realized prices held flat for the life of the properties discounted at 10% per annum plus the lower of cost or estimated fair value of unproved properties (the "cost center ceiling"). If the carrying value exceeds the cost center ceiling, the excess must be expensed in such period and the carrying value of the oil and gas lowered accordingly. Amounts required to be written off may not be reinstated for any subsequent increase in the cost center ceiling.

       Based on this test at December 31, 1997, using the year end WTI posted reference price of $16.17 per Bbl of crude oil and a year end price of $2.26 per Mcf of natural gas, the carrying value of the crude oil and natural gas properties were lower than the cost center ceiling therefore no writeoff was required. Assuming the price of natural gas remains constant and the ratio of crude oil reserves to total reserves and the crude oil components of such reserves do not change significantly from such quantities estimated in the year end reserve report used in the December 31, 1997 test, the Company's carrying value of its crude oil and natural gas properties would not exceed the cost center ceiling at any WTI posted reference price above $14.72 per Bbl of crude oil. The Company's capital expenditure program is, in large measure, designed to increase production of both crude oil and natural gas from its proved reserves. Such increases have the effect of increasing the present value of the discounted future cash flows, thus increasing the cost center ceiling. The Company has experienced increases in its daily rate of production during the first quarter of 1998.

       The Company's net operating loss carryforwards ("NOLs") for United States and Canadian federal income tax purposes were approximately $67.5 million at December 31, 1997 and expire between 1998 and 2011. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not." It is expected that future reversals of existing taxable temporary differences will generate taxable amounts sufficient to utilize the majority of the NOL carryforwards prior to their expiration. A valuation allowance has been established with respect to approximately $10.4 million of these NOLs as it is uncertain whether they will be utilized before they expire.

       The Company's net earnings for 1997 were $6.3 million, as compared to net earnings of $5.9 million for 1996 for the reasons discussed above.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

       Operating Revenues. During 1996, production revenues increased 33% to $54.3 million as compared to $40.9 million in 1995 (including hedging gains and losses discussed below). This increase was principally due to increases of 13% in crude oil production, 21% in crude oil prices and 30% in natural gas prices which were slightly offset by a 6% decrease in natural gas production.

       The 13% increase in daily crude oil production for 1996 to 6,742 Bbls is primarily a result of continued development activity, including recompletions and workovers on existing wells and drilling new wells and waterflood operations in the Martinville, Soso and Summerland fields and waterflooding and exploration success in Martinville. In addition, 1996 includes crude oil production from the Brookhaven field for the entire year as compared to only five months in 1995. Natural gas production for 1996 was 6% lower than 1995, primarily due to operational problems associated with the natural gas gathering system caused by unusually cold, wet weather during the winter months of 1996. Although the Monroe gas field (the Company's primary gas field) is experiencing normal production declines, production from new development wells in the field should offset such declines absent the operational problems discussed above.

       In 1996, the posted price for the Company's crude oil averaged $20.23 per Bbl, a 21% increase over the average posted price of $16.73 experienced in 1995. The crude oil prices received by the Company during 1996 increased more significantly than the average posted price because the Company amended its marketing arrangements for the sale of substantially all of its crude oil during 1995 and again in March 1996, to improve the price and resultant revenues it receives for its crude oil.

       The price for the Company's natural gas, including hedging gains and losses, increased 30% in 1996 compared to 1995 due to increased demands for natural gas.

       Production revenues for 1996 included crude oil hedging losses of $4.7 million ($1.92 per Bbl) compared to crude oil hedging losses of $.6 million ($.27 per Bbl) in 1995. Production revenues in 1996 also included natural gas hedging losses of $1.2 million ($.18 per Mcf) compared with natural gas hedging gains of $1.0 million ($.15 per Mcf) in 1995.

       Interest and other income increased to $1.0 million in 1996 from $92,000 in 1995 due to $472,000 of interest earned during 1996 on the receivable from the sale of the marketing and pipeline segment of operations and due to an unrealized gain of $450,000 on marketable securities.

       Expenses. Production expenses were $13.9 million for 1996 compared to $12.5 million for 1995. This increase primarily reflects additional production volumes. On a BOE basis, production costs increased to $3.88 per BOE in 1996 compared to $3.71 per BOE in 1995, primarily due to an increase of $.15 per BOE in production taxes as a result of higher crude oil and natural gas prices.

       General and administrative costs increased 35% in 1996 to $7.3 million, primarily due to increased compensation and employee related costs attributable to staff additions made during the last half of 1995 and during 1996 to handle the increased drilling and recompletion activity. Additionally, 1996 expenses include an estimated bonus accrual of approximately $812,000 associated with the Company's 1996 bonus plan, which is awarded based on the Company's after tax return on equity for the year. As a result of these increases, general and administrative expenses per BOE increased 26% from $1.61 in 1995 to $2.03 in 1996.

       Depletion and depreciation expense increased 11% to $16.3 million in 1996. This increase is primarily the result of increased production volumes. The depletion rate per BOE in 1996 increased 4% to $4.55 compared with $4.38 for 1995.

       Interest expense increased 5% to $8.5 million in 1996 from $8.1 million in 1995 due to higher borrowing levels, which were partially offset by a decrease in interest rates. Borrowing levels increased by $2.0 million to $105.4 million prior to the paydown of $20.5 million on April 3, 1996 from the proceeds of the natural gas pipeline sale discussed under "Liquidity and Capital Resources". Borrowing levels during the remainder of 1996 increased by $35.6 million to $120.5 million to fund increased drilling activities. The average interest rate paid on outstanding indebtedness under the Company's Revolving Credit Facility was 7.6% in 1996, compared to 8.4% in 1995.

       The Company's net earnings in 1996 were $5.9 million, as compared to $1.8 million in 1995 (including $1.6 million of income from discontinued operations) for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

       Capital Sources. Cash flow generated from operating activities was $16.8 million and $37.1 million for the years ended December 31, 1996 and 1997, respectively. Cash flow generated from operating activities before changes in operating assets and liabilities improved $3.6 million from 1996 to 1997 primarily due to production and gas price increase. Changes in operating assets and liabilities provided additional cash flow of $7.1 million in 1997 as compared to a use of cash flow of $9.5 million in 1996.

       At December 31, 1997, the Company had a working capital deficit of $2.0 million primarily due to current payables associated with drilling and recompletion activity which will be funded with cash flow from operations and borrowings under the Revolving Credit Facility.

       In April 1996, the Company's wholly owned subsidiary, ING, sold all of the stock of its wholly owned subsidiaries that comprised the Company's Louisiana natural gas marketing and transportation segment to an unrelated third party, for total consideration of approximately $23 million. The total consideration was comprised of $19.5 million in cash, the assumption of net liabilities of approximately $2.3 million (excluding deferred taxes) and the reimbursement for the payment of certain taxes of up to $1.2 million generated as a result of the tax treatment of the transaction. The cash proceeds from the sale were used to reduce amounts outstanding under the Company's Revolving Credit Facility.

       On October 3, 1997, the Company issued 5,000,000 shares of common stock at $10.50 per share and issued $150 million of 8 7/8% Senior Subordinated Notes due 2007 ("Senior Notes") pursuant to two public offerings with combined net proceeds of $193.7 million. The proceeds from these offerings were used to repay $144.8 million of indebtedness outstanding under the Company's Revolving Credit Facility, for general corporate purposes and to fund a portion of the December 1997 Oklahoma property acquisition discussed under "Property Acquisitions".

       Under the Revolving Credit Facility, the amount available to the Company in borrowing capacity for general corporate purposes ("Borrowing Base") is $300 million, which terminates on January 2, 2003. The margin premium charged in excess of LIBOR for revolving Eurodollar advances is based on a ratio calculated on a rolling four-quarter basis of consolidated indebtedness to EBITDA. The margin is currently 1.50%. CRI, and its wholly owned subsidiaries, Coho Louisiana Production Company, Coho Exploration, Inc. and Coho Oil & Gas, Inc., are the borrowers under the Revolving Credit Facility and the repayment of all advances is guaranteed by Coho Energy, Inc. and outstanding advances are secured by substantially all of the assets of the Company. At December 31, 1997, outstanding advances under the Company's Revolving Credit Facility were $221 million, all of which were classified as long term, leaving $79 million available thereafter.

       The Revolving Credit Facility contains certain financial and other covenants including (i) the maintenance of minimum amounts of shareholders' equity ($108 million plus 50% of the accumulated consolidated net income beginning in 1998 for the cumulative period excluding adjustments for any write down of property, plant and equipment, plus 75% of the cash proceeds of any sales of capital stock of the Company), (ii) maintenance of minimum ratios of cash flow to interest expense (2.5 to 1) as well as current assets (including unused borrowing base) to current liabilities (1 to 1), (iii) limitations on the Company's ability to incur additional debt and (iv) restrictions on the payment of dividends.

At December 31, 1997, shareholders' equity exceeded the minimum required under the Revolving Credit Facility by approximately $34 million and the ratio of current assets to current liabilities was 5.0 to 1. For the year ended December 31, 1997, the ratio of EBITDA to interest expense was 3.7 to 1.

       The Senior Notes are unsecured senior subordinated obligations of the Company and rank pari passu in right of payment to all existing and future senior subordinated indebtedness of the Company. The Senior Notes mature on October 15, 2007 and bear interest from October 3, 1997 at the rate of 8 7/8% per annum payable semi-annually, commencing on April 15, 1998. Certain subsidiaries of the Company issued guarantees of the Senior Notes on a senior subordinated basis.

       The indenture issued in conjunction with the Senior Notes (the "Indenture") contains certain covenants, including covenants that limit (i) indebtedness, (ii) restricted payments, (iii) distributions from restricted subsidiaries, (iv) transactions with affiliates, (v) sales of assets and subsidiary stock (including sale and leaseback transactions), (vi) dividends and other payment restrictions affecting restricted subsidiaries and (vii) mergers or consolidations.

       Property Acquisition. Effective December 31, 1997, the Company acquired the Amoco Properties located primarily in southern Oklahoma for cash consideration of approximately $257.5 million and warrants to purchase one million shares of common stock of the Company at $10.425 per share for a period of five years valued at $3.4 million. The aggregate purchase price was $267.8 million, including transaction costs of approximately $1.9 million and assumed liabilities of $5 million. $221 million of the cash consideration was financed under the Revolving Credit Facility and the remaining $36.5 million was funded from working capital.

       Dividends. While the Company is restricted on the payment of dividends under the Revolving Credit Facility, dividends are permitted on Company equity securities provided (i) the Company is not in default under the Revolving Credit Facility; and (ii) (a) the aggregate sum of the proposed dividend, plus all other dividends or distributions made since February 8, 1994 do not exceed 50% of cumulative consolidated net income during the period from January 1, 1994 to the date of the proposed dividend; or (b) the ratio of total consolidated indebtedness (excluding accounts payable and accrued liabilities) to shareholders' equity does not exceed 1.6 to 1 after giving effect to such proposed dividend or (c) the aggregate amount of the proposed dividend, plus all other dividends or distributions made since February 8, 1994, do not exceed 100% of cumulative consolidated net income for the three fiscal years immediately preceding the date of payment of the proposed dividend. The Indenture will limit the Company's ability to pay dividends, based on the Company's ability to incur additional indebtedness and primarily limited to 50% of consolidated net income earned, excluding any write down of property, plant and equipment after the date the Senior Notes were issued plus the net proceeds from any future sales of capital stock of the Company. Although the Company has never paid a dividend on its Common Stock and has no plan to do so in the foreseeable future, the Company does not believe that the Revolving Credit Facility or the Indenture imposes an undue burden on the Company's ability to pay dividends.

       Capital Expenditures. During 1997, the Company incurred capital expenditures of $72.7 million (excluding the acquisition cost of the recently acquired Oklahoma properties) compared with $52.3 million in 1996. The capital expenditures incurred during 1997 were largely in connection with the continuing development efforts, including recompletions, workovers and waterfloods, on existing wells in the Company's Brookhaven, Laurel, Martinville and Soso fields. In addition during 1997, the Company drilled 28 wells as follows: four producing crude oil wells in the Laurel field, three producing crude oil wells and one dry hole in the Martinville field, two producing crude oil wells in the Soso field, four producing crude oil wells and one producing natural gas well in the Brookhaven field, nine producing natural gas wells and two dry holes in the Monroe field and two producing offshore natural gas wells in the North Padre field. The Company was in the process of drilling six wells at December 31, 1997: one in the Summerland field, two in the Martinville field and three in the Brookhaven field.

       General and administrative costs directly associated with the Company's exploration and development activities were $2.5 million and $4.1 million for the years ended December 31, 1996 and 1997, respectively, and were included in total capital expenditures.

       The Company initially budgeted expenditures of approximately $90 million to continue the exploration and exploitation of the Company's properties in the Mississippi salt basin and exploitation of the newly acquired Oklahoma properties. With the fall in oil prices, during the first quarter the Company has reviewed its 1998 projects and has decided to postpone approximately $20 million of capital expenditures. Coho is in a unique position to increase or decrease its capital budget because it operates and has a high working interest in the majority of its fields. Management believes that, barring any significant acquisitions or other unforeseen capital requirements, borrowings under the Revolving Credit Facility and cash flow from operations will be adequate to fund the anticipated capital expenditures and working capital needs of the Company through 1998.

       Year 2000 Issue. The Company has assessed and continues to assess the impact of the "year 2000" issue on its reporting systems and operations. The "year 2000" issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. The Company projects all computer systems and software will be year 2000 compliant during 1998. Management does not estimate future expenditures related to the year 2000 exposure to be material.

ITEM 8.  FINANCIAL STATEMENTS

Report of Independent Public Accountants ........................................................ 31

Consolidated Balance Sheets, December 31, 1996 and 1997 ......................................... 32

Consolidated Statements of Earnings, Years Ended December 31, 1995, 1996 and 1997 ............... 33

Consolidated Statements of Shareholders' Equity, Years Ended December 31, 1995, 1996 and 1997 ... 34

Consolidated Statements of Cash Flows, Years Ended December 31, 1995, 1996 and 1997 ............. 35

Notes to Consolidated Financial Statements, Years Ended December 31, 1995, 1996 and 1997 ........ 36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Coho Energy, Inc.:

       We have audited the accompanying consolidated balance sheets of Coho Energy, Inc. (a Texas corporation) and subsidiaries for the years ended December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coho Energy, Inc. and subsidiaries for the years ended December 31, 1997 and 1996, and results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                               Arthur Andersen LLP

Dallas, Texas
March 20, 1998

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                                      DECEMBER 31
                                                                                 -----------------------
                                                                                   1996          1997
                                                                                 ---------     ---------
Current assets
 Cash and cash equivalents
 Account receivable, principally trade ......................................     $   1,864      $   3,817
 Deferred income taxes ......................................................        11,884         10,724
 Investment in marketable securities ........................................           913          1,818
 Other current assets .......................................................         1,962           --
                                                                                        995            715
                                                                                  ---------      ---------
                                                                                     17,618         17,074
Property and equipment, at cost net of accumulated depletion and
 depreciation, based on full cost accounting method (note 3) ................       210,212        531,409
Other assets  ...............................................................         2,211          6,645
                                                                                  ---------      ---------
                                                                                  $ 230,041      $ 555,128
                                                                                  =========      =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable, principally trade ........................................     $   5,752      $   4,888
 Accrued liabilities and other payables .....................................         5,043         14,169
 Current portion of long term debt (note 4)..................................           161             38
                                                                                  ---------      ---------
                                                                                     10,956         19,095

Long term debt, excluding current portion (note .............................       122,777        369,924
Deferred income taxes (note 5) ..............................................        14,842         20,306
                                                                                  ---------      ---------
                                                                                    148,575        409,325
                                                                                  ---------      ---------
Commitments and contingencies (note 9)                                                 --            3,700


Shareholders' equity (note 7)
 Preferred stock, par value $0.01 per share Authorized 10,000,000 shares, none issued................................................................
 Common stock, par value $0.01 per share Authorized 50,000,000 shares
  Issued 20,347,126 and 25,603,512 shares at December 31, 1996 and 1997,
  respectively ..............................................................           203            256
Additional paid-in capital ..................................................        83,516        137,812
Retained earnings (deficit)..................................................        (2,253)         4,035
                                                                                  ---------      ---------
     Total shareholders' equity .............................................        81,466        142,103
                                                                                  ---------      ---------
                                                                                  $ 230,041      $ 555,128
                                                                                  =========      =========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                    YEAR ENDED DECEMBER 31
                                                                             -------------------------------------
                                                                               1995         1996           1997
                                                                             ----------   ----------    ----------
Operating revenues
Crude oil and natural gas production (note 10) .........................     $ 40,903      $ 54,272      $ 63,130
                                                                             --------      --------      --------
Operating expenses
 Crude oil and natural gas production ..................................       10,514        11,277        13,747
 Taxes on oil and gas production .......................................        1,943         2,598         2,223
 General and administrative ............................................        5,400         7,264         7,163
 Depletion and depreciation ............................................       14,717        16,280        19,214
                                                                             --------      --------      --------
     Total operating expenses ..........................................       32,574        37,419        42,347
                                                                             --------      --------      --------
Operating income (loss) ................................................        8,329        16,853        20,783
                                                                             --------      --------      --------
Other income and expenses
 Interest and other income .............................................           92         1,012           646
 Interest expense ......................................................       (8,140)       (8,476)      (11,120)
                                                                             --------      --------      --------
                                                                               (8,048)       (7,464)      (10,474)
                                                                             --------      --------      --------
Earnings from continuing operations before income taxes ................          281         9,389        10,309
                                                                             --------      --------      --------

Income taxes (note 5)
 Current (recovery) expense ............................................          457          (411)          163
 Deferred (reduction) expense ..........................................         (345)        3,894         3,858
                                                                             --------      --------      --------
                                                                                  112         3,483         4,021
                                                                             --------      --------      --------
Net earnings from continuing operations ................................          169         5,906         6,288

Discontinued operations (note 2)
 Income (loss) from discontinued marketing and transportation operations
   (less applicable income tax expense (benefit) of $1,384 in 1995) ....        1,611          --            --
                                                                             --------      --------      --------

Net earnings ...........................................................        1,780         5,906         6,288

Dividends on preferred stock ...........................................         (944)         --            --
                                                                             --------      --------      --------

Net earnings applicable to common stock ................................     $    836      $  5,906      $  6,288
                                                                             ========      ========      ========

Basic earnings (loss) from continuing operations per common share ......     $   (.02)     $    .29      $    .29
                                                                             ========      ========      ========

Diluted earnings (loss) from continuing operations per common share ....     $   (.02)     $    .29      $    .28
                                                                             ========      ========      ========

Basic earnings per common share ........................................     $    .05      $    .29      $    .29
                                                                             ========      ========      ========

Diluted earnings per common share ......................................     $    .05      $    .29      $    .28
                                                                             ========      ========      ========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                      NUMBER OF
                                                       COMMON                        ADDITIONAL      RETAINED
                                                       SHARES           COMMON        PAID-IN        EARNINGS
                                                     OUTSTANDING         STOCK        CAPITAL        (DEFICIT)          TOTAL
                                                     -----------        ------      ----------       ---------          -----
Balance at December 31, 1994 .....................     16,782,925     $      168     $   65,243     $   (8,995)     $   56,416
 Issued on
   (i)  Exchange of preferred stock (note 7)......      3,225,000             32         16,093           --            16,125
   (ii) Satisfaction of accrued preferred
        dividends (note 7) .......................        157,338              2            942           --               944
 Net earnings ....................................           --             --             --            1,780           1,780
 Dividends on preferred stock ....................           --             --             --             (944)           (944)
                                                       ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1995 .....................     20,165,263            202         82,278         (8,159)         74,321
 Issued on
   (i) Exercise of Employee Stock Options ........         81,863           --              414           --               414
   (ii) Acquisition of working interest ..........        100,000              1            824           --               825
Net earnings .....................................           --             --             --            5,906           5,906
                                                       ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1996 .....................     20,347,126            203         83,516         (2,253)         81,466
Issued on
   (i)   Exercise of Employee Stock Options ......        256,386              3          1,733           --             1,736
   (ii)  Public offering of common stock .........      5,000,000             50         49,173           --            49,223
   (iii) Warrants ................................           --             --            3,390           --             3,390
Net earnings .....................................           --             --             --            6,288           6,288
                                                       ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1997 .....................     25,603,512     $      256     $  137,812     $    4,035      $  142,103
                                                       ==========     ==========     ==========     ==========      ==========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               COHO ENERGY, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31
                                                                     -------------------------------------
                                                                        1995         1996           1997
                                                                     ----------   ----------    ----------

Cash flows from operating activities
 Net earnings ...................................................    $   1,780     $   5,906      $  6,288
Adjustments to reconcile net earnings to net cash provided
 (used) by operating activities:
 Depletion and depreciation .....................................       15,876        16,280        19,214
 Deferred income taxes ..........................................          653         3,894         3,858
 Amortization of debt issue costs and other......................          918           271           591
 Changes in:
 Accounts receivable.............................................       (4,696)       (6,983)        1,160
 Other assets ...................................................        1,188          (489)         (351)
 Accounts payable and accrued liabilities .......................       (3,221)           40         4,346
 Investment in marketable securities ............................         --          (1,512)        1,962
 Deferred income taxes and other current liabilities ............          337          (560)         --
                                                                     ---------     ---------      --------
Net cash provided (used) by operating activities ................       12,835        16,847        37,068
                                                                     ---------     ---------      --------
Cash flows from investing activities
 Acquisitions ...................................................         --            --        (259,355)
 Property and equipment .........................................      (29,970)      (52,384)      (72,667)
 Changes in accounts payable and accrued liabilities related to
  exploration and development ...................................          986          (902)        3,559
 Cash included in net assets of discontinued operations .........         (352)         --            --
 Proceeds on sale of property and equipment......................         --          21,476          --
                                                                     ---------     ---------      --------
Net cash used in investing activities ...........................      (29,336)      (31,810)     (328,463)
                                                                     ---------     ---------      --------
Cash flows from financing activities
 Increase in long term debt .....................................       19,140        52,600       402,894
 Debt issuance costs ............................................         --            --          (4,275)
 Repayment of long term debt ....................................       (1,822)      (37,617)     (155,989)
 Increase in gas storage loan ...................................        4,000          --            --
 Repayment of gas storage loan ..................................       (5,000)         --            --
 Proceeds from exercised stock options ..........................         --             414         1,495
 Issuance of common stock .......................................         --            --          49,223
                                                                     ---------     ---------      --------
Net cash provided by financing activities .......................       16,318        15,397       293,348
                                                                     ---------     ---------      --------
Net increase (decrease) in cash and cash equivalents ............         (183)          434         1,953
Cash and cash equivalents at beginning of year ..................        1,613         1,430         1,864
                                                                     ---------     ---------      --------
Cash and cash equivalents at end of year ........................    $   1,430     $   1,864      $  3,817
                                                                     =========     =========      ========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
        (TABULAR AMOUNTS ARE IN THOUSANDS OF DOLLARS EXCEPT WHERE NOTED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization

       Coho Energy, Inc. ("CEI") was incorporated in June 1993 as a Texas corporation and conducts a majority of its operations through its subsidiary, Coho Resources, Inc. ("CRI"), and its subsidiaries (collectively the "Company"). Prior to September 29, 1993, CRI was a publicly held company of which Coho Resources Limited, a publicly held Alberta, Canada Company ("CRL"), held a 68% ownership interest. As a result of the reorganization effective on September 29, 1993 (the "1993 Reorganization"), CRI and CRL became wholly-owned subsidiaries of CEI.

   Principles of Presentation

       These consolidated financial statements have been prepared in conformity with generally accepted accounting principles as presently established in the United States and include the accounts of CEI as successor to CRI, and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior year statements to conform with the current year presentation.

       Substantially all of the Company's exploration, development and production activities are conducted in the United States and Tunisia jointly with others and, accordingly, the financial statements reflect only the Company's proportionate interest in such activities.

   Cash Equivalents

       For purposes of reporting cash flows, cash and cash equivalents include cash and highly liquid debt instruments purchased with an original maturity of three months or less.

   Marketable Securities

       In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Instruments in Debt and Equity Securities", the Company has classified all equity securities as trading securities and adjusted such securities to market value at the end of each period. Unrealized gains and losses on trading securities are reported in earnings. Trading securities, as of December 31, 1996, had a fair value of $1,962,000 and gross unrealized gains of $722,000.

   Crude Oil and Natural Gas Properties

       The Company's crude oil and natural gas producing activities, substantially all of which are in the United States, are accounted for using the full cost method of accounting. Accordingly, the Company capitalizes all costs incurred in connection with the acquisition of crude oil and natural gas properties and with the exploration for and development of crude oil and natural gas reserves, including related gathering facilities. All internal corporate costs relating to crude oil and natural gas producing activities are expensed as incurred. Proceeds from disposition of crude oil and natural gas properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless such dispositions involve a significant alteration in the depletion rate in which case the gain or loss is recognized.

       Depletion of crude oil and natural gas properties is provided using the equivalent unit-of-production method based upon estimates of proved crude oil and natural gas reserves and production which are converted to a common unit of measure based upon their relative energy content. Unproved crude oil and natural gas properties are not amortized but are individually assessed for impairment. The costs of any impaired properties are transferred to the balance of crude

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

oil and natural gas properties being depleted. Estimated future site restoration and abandonment costs are charged to earnings at the rate of depletion of proved crude oil and natural gas reserves and are included in accumulated depletion and depreciation.

         In accordance with the full cost method of accounting, the net capitalized costs of crude oil and natural gas properties as well as estimated future development, site restoration and abandonment costs are not to exceed their related estimated future net revenues discounted at 10%, net of tax considerations, plus the lower of cost or estimated fair value of unproved properties.

   Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Impairment of Long-Lived Assets

         During fiscal year 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived-Assets To Be Disposed Of." The Company has no assets which meet the requirement for impairment.

   Other Assets

         Other assets generally include deferred financing charges which are amortized over the term of the related financing under the straight line method.

   Stock-Based Compensation

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for stock-based compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

   Earnings Per Common Share

         The Company accounts for earnings per share ("EPS") in accordance with FASB-Statement No. 128 "Earnings Per Share." Under Statement 128, no dilution for any potentially dilutive securities is included for basic EPS. Diluted EPS are based upon the weighted average number of common shares outstanding including common shares plus, when their effect is dilutive, common stock equivalents consisting of stock options and warrants. Previously reported EPS were equivalent to the diluted EPS calculated under Statement 128.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                          1995                           1996                          1997
                              -----------------------------  ----------------------------  ---------------------------

                                Income      Common             Income      Common            Income      Common
                              (in 000's)    Shares     EPS   (in 000's)    Shares    EPS   (in 000's)    Shares    EPS
                              ----------  ----------   ---   ----------  ----------  ----  ----------  ----------  ---
Net earnings                   $ 1,780                        $ 5,906                       $ 6,288
Less preferred dividend           (944)                           --                            --
                               -------                        -------                       -------

BASIC EARNINGS PER SHARE           836    17,931,933   $.05     5,906    20,178,917  $.29     6,288    21,692,804  $.29
                                                       ====                          ====                          ====

Stock Options                                                               162,651                       641,099
                               -------    ----------   ----   -------    ----------  ----   -------    ----------  ----
DILUTED EARNINGS PER SHARE     $   836    17,931,933   $.05   $ 5,906    20,341,568  $.29   $ 6,288    22,333,903  $.28
                               =======    ==========   ====   =======    ==========  ====   =======    ==========  ====

         Basic EPS were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS were calculated based upon the weighted number of common shares outstanding during the year including common stock equivalents, consisting of stock options for the three years and warrants for 1997, when their effect is dilutive. In 1995, conversion of the stock options would have been anti-dilutive and, therefore, was not considered in diluted EPS. In 1997, conversion of the warrants would have been anti-dilutive and, therefore, was not considered in diluted EPS.

   Income Taxes

         The Company accounts for income taxes in accordance with FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

   Hedging Activities

         Periodically, the Company enters into futures contracts which are traded on the stock exchanges in order to fix the price on a portion of its crude oil and natural gas production. Changes in the market value of crude oil and natural gas futures contracts are reported as an adjustment to revenues in the period in which the hedged production or inventory is sold. The gain or loss on the Company's hedging transactions is determined as the difference between the contract price and a reference price, generally closing prices on the New York Mercantile Exchange.

   Revenue Recognition Policy

         Revenues generally are recorded when products have been delivered and services have been performed.

   Environmental Expenditures

         Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures which improve the condition of a property as compared to the condition when originally constructed or acquired or prevent environmental contamination are capitalized. Expenditures which relate to an existing condition caused by past operations, and do not contribute to future operations, are expensed. The Company accrues remediation costs when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   Business Segments

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information", which requires information to be reported in segments. The Company currently operates in a single reportable segment, therefore, no additional disclosure will be required.

2. DISCONTINUED OPERATIONS

         On April 3, 1996, the Company's wholly owned subsidiary, Interstate Natural Gas Company ("ING"), sold the stock of three wholly owned subsidiaries that comprised its natural gas marketing and transportation segment to an unrelated third party for cash of $19.5 million, the assumption of net liabilities of approximately $2.3 million and the payment of taxes of $1.2 million generated as a result of the tax treatment of the transaction. The marketing and transportation segment is accounted for as discontinued operations, and accordingly, its operations are segregated in the accompanying statements of operations.

         Revenues of the marketing and transportation segment were $71,773,000 for 1995. Certain expenses have been allocated to discontinued operations, including interest expense, which was allocated on the ratio of net assets discontinued to the total net assets acquired from ING applied to the $20 million of cash borrowed to acquire ING.

3. PROPERTY AND EQUIPMENT

                                                                                  December 31
                                                                            -------------------------
                                                                               1996           1997
                                                                            ---------      ---------
     Crude oil and natural gas leases and rights including exploration,
         development and equipment thereon, at cost ...................     $ 328,836      $ 669,247
     Accumulated depletion and depreciation ...........................      (118,624)      (137,838)
                                                                            ---------      ---------
                                                                            $ 210,212      $ 531,409
                                                                            =========      =========

         Overhead expenditures directly associated with exploration for and development of crude oil and natural gas reserves have been capitalized in accordance with the accounting policies of the Company. Such charges totalled $1,788,000, $2,452,000 and $4,081,000 in 1995, 1996 and 1997, respectively.

         During 1995, 1996 and 1997, the Company did not capitalize any interest or other financing charges on funds borrowed to finance unproved properties or major development projects.

         Unproved crude oil and natural gas properties totalling $8,284,000 and $82,872,000 (including $70,000,000 for the recently acquired Oklahoma properties) at December 31, 1996 and 1997, respectively, have been excluded from costs subject to depletion. These costs are anticipated to be included in costs subject to depletion within the next five years.

         Depletion and depreciation expense per equivalent barrel of production was $4.38, $4.55 and $4.69 in 1995, 1996 and 1997, respectively.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. LONG-TERM DEBT

                                                                             1996           1997
                                                                          ---------      ---------
     Revolving credit facility ......................................     $ 120,500      $ 221,000
     8 7/8% Senior Subordinated Notes Due 2007 ......................          --          150,000
     Promissory notes ...............................................         2,323           --
     Other  .........................................................           234             68
                                                                          ---------      ---------
                                                                            123,057        371,068
     Unamortized original issue discount on senior subordinated
       notes.........................................................          --           (1,106)
     Unamortized discount on promissory notes .......................          (119)          --

     Current maturities on long term debt ...........................          (161)           (38)
                                                                          ---------      ---------
                                                                          $ 122,777      $ 369,924
                                                                          =========      =========


 Revolving Credit Facility

       In August 1992, the Company established a revolving credit and term loan facility with a group of international and domestic financial institutions. The agreement, as amended and restated ("the Restated Credit Agreement"), provides a maximum commitment amount available to the Company ("Borrowing Base") of $300 million for general corporate purposes. Outstanding advances as of December 31, 1997, were $221 million, leaving $79 million in available borrowing under the credit facility for general corporate purposes. The Restated Credit Agreement, which permits advances and repayments, terminates January 2, 2003. The repayment of all advances is guaranteed by Coho Energy, Inc. and outstanding advances are secured by substantially all of the assets of the Company.

       Loans under the Restated Credit Agreement bear interest, at the option of the Company, at the bank prime rate or a Eurodollar rate plus a maximum of 1.5% (currently 1.5%) and are secured by a lien on substantially all of the Company's crude oil and natural gas properties and the capital stock of the Company's wholly owned subsidiaries. If the outstanding amount of the loan exceeds the Borrowing Base at any time, the Company is required to either provide collateral with value equal to such excess or prepay the principal amount of the notes equal to such excess in five (5) equal monthly installments provided the entire excess shall be paid prior to the immediately succeeding redetermination date. The fee on the portion of the unused credit facility is .375% per annum. The commitment fee applicable to increases from time to time in the Borrowing Base is .375% of the incremental Borrowing Base amount.

       The Restated Credit Agreement contains certain financial and other covenants including (i) the maintenance of minimum amounts of shareholder's equity, (ii) maintenance of minimum ratios of cash flow to interest expense as well as current assets to current liabilities, (iii) limitations on the Company's and CRI's ability to incur additional debt, and (iv) restrictions on the payment of dividends.

   8 7/8% Senior Subordinated Notes

       On October 3, 1997, the Company completed a sale to the public of $150 million of 8 7/8% Senior Subordinated Notes due 2007 ("Senior Notes"). Proceeds of the offering, net of offering costs, were approximately $144.5 million. The proceeds from this offering, together with the proceeds from the common stock offering discussed in Note 7, were used to repay indebtedness outstanding under the Restated Credit Agreement and for general corporate purposes.

       The Senior Notes are unsecured senior subordinated obligations of the Company and rank pari passu in right of payment with all existing and future senior subordinated indebtedness of the Company. The Senior Notes mature on October 15, 2007 and bear interest from October 3, 1997 at the rate of 8 7/8% per annum payable semi-annually, commencing on April 15, 1998. Certain subsidiaries of the Company issued guarantees of the Senior Notes on a senior subordinated basis.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The Indenture issued in conjunction with the Senior Notes (the "Indenture") contains certain covenants, including covenants that limit (i) indebtedness, (ii) restricted payments, (iii) distributions from restricted subsidiaries, (iv) transactions with affiliates, (v) sales of assets and subsidiary stock (including sale and leaseback transactions), (vi) dividends and other payment restrictions affecting restricted subsidiaries and (vii) mergers or consolidations.

    Promissory Notes

       In August 1995, the Company entered into noninterest bearing promissory notes aggregating $4.2 million ($3.8 million net of discount based on an imputed interest rate of 8.13%) which were paid in two installments of $1.9 million in August 1996 and $2.3 million in August 1997 in connection with the Brookhaven Acquisition (Note 6).

 Debt Repayments

       Based on the balances outstanding and current terms under the Restated Credit Agreement and the Senior Notes indenture, estimated aggregate principal repayments for each of the next five years are as follows: ; 1998 - $52,000; 1999 - $16,000; 2000- $0; 2001 - $0; 2002 - $0 and $371,000,000 thereafter.

5. INCOME TAXES

       Deferred income taxes are recorded based upon differences between financial statement and income tax basis of assets and liabilities. The tax effects of these differences which give rise to deferred income tax assets and liabilities at December 31, 1996 and 1997, were as follows:

                                                                                          1996         1997
                                                                                       ----------   ----------
     DEFERRED TAX ASSETS
         Net operating loss carryforwards......................                         $   26,087   $  25,176
         Alternative minimum tax credit carryforwards..........                              1,866       1,095
         Employee benefits.....................................                                 46         565
         Other.................................................                                (46)        165
         Total gross deferred tax assets.......................                         ----------   ---------
                                                                                            27,953      27,001
         Less valuation allowance..............................                             (4,150)     (4,594)
                                                                                        ----------   ---------
         Net deferred tax assets...............................                             23,803      22,407
                                                                                        ----------   ---------

     DEFERRED TAX LIABILITIES
         Property and equipment, due to differences in
             depletion and depreciation........................                             37,732      40,895
                                                                                        ----------   ---------
     NET DEFERRED TAX LIABILITY................................                         $   13,929   $  18,488
                                                                                        ==========   =========

       The valuation allowance for deferred tax assets as of December 31, 1996 and 1997 includes $2,052,000 and $2,051,000, respectively, related to Canadian deferred tax assets.

       To determine the amount of net deferred tax liability it is assumed no future capital expenditures will be incurred other than the estimated expenditures to develop the Company's proved undeveloped reserves.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       The following table reconciles the differences between recorded income tax expense and the expected income tax expense obtained by applying the basic tax rate to earnings (loss) before income taxes:

                                                                     1995          1996          1997
                                                                   -------       --------      --------
Earnings (loss) before income taxes from continuing
  operations..................................................     $    281      $  9,389      $ 10,309
                                                                   ========      ========      ========

Expected income tax expense (recovery) (statutory
   rate - 34%)................................................     $     95      $  3,192      $  3,505
State taxes - deferred .......................................          232          (353)          552
Federal benefit of state taxes ...............................          (78)          120          (188)
Change in valuation allowance ................................         (168)          471           444
Other ........................................................           31            53          (293)
                                                                   --------      --------      --------
                                                                   $    112      $  3,483      $  4,020
                                                                   ========      ========      ========


       At December 31, 1997, the Company had the following income tax carryforwards available to reduce future years' income for tax purposes:

                                                                                             Expires    Amount
                                                                                             -------    ------
Net operating loss carryforwards for federal income tax purposes ......................        1998    $  5,043
                                                                                               1999       1,727
                                                                                               2000       4,253
                                                                                               2001       3,016
                                                                                               2002         211
                                                                                            2003-2011    49,252
                                                                                                       --------
                                                                                                       $ 63,502
                                                                                                       ========
Operating loss carryforwards for Canadian income tax purposes .........................     1999-2003  $  4,046
                                                                                                       ========
Operating loss carryforwards for federal alternative minimum tax
    purposes ..........................................................................     2009-2010  $ 12,832
                                                                                                       ========
Federal alternative minimum tax credit carryforwards ..................................        --      $  1,095
                                                                                                       ========
Operating loss carryforwards for Mississippi income tax purposes ......................     2010-2012  $ 14,440
                                                                                                       ========
Operating loss carryforwards for Louisiana income tax purposes ........................     2004-2012  $ 10,161
                                                                                                       ========

6. ACQUISITIONS

       Effective December 31, 1997, the Company acquired from Amoco Production Company ("Amoco") interests in certain crude oil and natural gas properties ("Amoco Properties") located primarily in southern Oklahoma for cash consideration of approximately $257.5 million and warrants to purchase one million shares of common stock at $10.425 per share for a period of five years valued at $3.4 million. The Amoco Properties are in more than 25,000 gross acres concentrated in southern Oklahoma, including 14 major producing oil fields. The aggregate purchase price was $267.8 million, including transaction costs of approximately $1.9 million and assumed liabilities of $5 million. Investing activities in the cash flow statement for the year ended December 31, 1997 related to this acquisition, exclude the noncash portions of the purchase price of $3.4 million attributable to the warrants and $5 million for assumed liabilities.

        The following unaudited proforma information of the Company for the years ended December 31, 1996 and 1997 have been prepared assuming the acquisition of the Amoco Properties occurred on January 1, 1996. Such proforma

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

information is not necessarily indicative of what actually could have occurred had the acquisition taken place on January 1, 1996 or 1997.

                                                     1996            1997
                                                 ----------     -----------
Revenues ...................................     $   99,150     $   109,428
Net earnings ...............................          6,167           6,422
Basic earnings per share ...................            .31             .30
Diluted earnings per share .................            .30             .29

       On August 18, 1995, the Company acquired from a third party approximately 93% of the working interests in a unitized oil field containing 11 active wells and 159 inactive wells located in the Brookhaven field in Mississippi (the "Brookhaven Acquisition"). The total cost of the acquisition was $5.6 million in cash as follows: $1.4 million paid on the acquisition date; $1.9 million due in August 1996 and $2.3 million due in August 1997. The net cost was $5.1 million net of discount based on an imputed interest rate of 8.13% for the promissory notes due in 1996 and 1997. Only the $1.4 million cash portion of the acquisition cost is reflected in the consolidated statement of cash flows for the year ended December 31, 1995 (the year of acquisition).

7. SHAREHOLDERS' EQUITY

       On October 3, 1997, the Company completed the sale to the public of 5,000,000 shares of common stock at $10.50 per share. Proceeds of the offering, net of offering costs, were approximately $49.2 million. The proceeds from this offering, together with the proceeds from the Senior Notes offering discussed in
Note 4, were used to repay indebtedness outstanding under the Company's Restated Credit Agreement and for general corporate purposes.

       In December 1997, the Company issued warrants, valued at $3,390,000, to purchase one million shares of common stock at $10.425 per share for a period of five years to Amoco Production Company as partial consideration for the purchase of certain crude oil and natural gas properties discussed in Note 6.

       In December 1996, the Company issued 100,000 shares of common stock, valued at approximately $825,000, to Churchill Resource Investments Inc. as consideration for the purchase of interest in certain crude oil properties.

       The redeemable preferred stock issued in connection with the acquisition of ING in 1994 was non-voting and entitled to receive cumulative quarterly dividends at a coupon rate equal to the prime lending rate per annum (8.5% for the first quarter of 1995 and 9% for the second and third quarters of 1995). If the preferred stock were not redeemed by September 4, 1995, the coupon rate increased 1/2% per quarter to a maximum rate of 18% per annum. On August 30, 1995, the Company exchanged 3,225,000 shares of Common Stock for the 161,250 shares of Series A Preferred Stock with a stated value of $16,125,000 and issued 157,338 shares of Common Stock to the holders of the preferred stock to satisfy the accrued dividend obligation through August 30, 1995 of $944,000. These noncash transactions are not reflected in the consolidated statement of cash flows for the year ended December 31, 1995.

8. STOCK-BASED COMPENSATION

       Options to purchase the Company's common stock have been granted to officers, directors and key employees pursuant to the Company's 1993 Stock Option Plan and 1993 Non Employee Director Stock Option Plan, or assumed from the Company's subsidiaries in the 1993 Reorganization. The stock option plans provide for the issuance of five year options with a three year vesting period and a grant price equal to or above market value. Some exceptions have been made to provide immediate or shortened vesting periods as approved by the Company's board of directors. On December 2, 1997, the Company granted, subject to shareholder approval, 407,500 stock options which will be voted on May 12,

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1998 and are included in 1997 granted shares. A summary of the status of the Company's stock option plans at December 31, 1995, 1996 and 1997 and changes during the years then ended follows:

                                              1995                      1996                     1997
                                      -------------------       -------------------       -------------------
                                                  WTD AVG                   WTD AVG                   WTD AVG
                                      SHARES     EX PRICE       SHARES     EX PRICE       SHARES     EX PRICE
                                      ------     --------       ------     --------       ------     --------
Outstanding at January 1 .........    1,533,813      5.63       1,700,313      5.56       1,815,784      5.55
    Granted ......................      166,500      4.98         202,000      5.19       1,286,000      8.73
    Exercised ....................           --        --         (81,863)     5.05        (256,386)     5.82
    Canceled .....................           --        --          (4,666)     5.43         (21,583)     6.50
                                     ----------      ----       ---------      ----       ---------      ----
Outstanding at December 31........    1,700,313      5.56       1,815,784      5.55       2,823,815      6.96
                                     ----------      ----       ---------      ----       ---------      ----
Exercisable at December 31........    1,048,402      5.75       1,390,118      5.69       2,250,903      6.31
Available for grant at
    December 31 ..................       39,670                   118,836                    36,419

       Significant option groups outstanding at December 31, 1997 and related weighted average price and life information follows:

                                                                                    WTD AVG
                                                  OPTIONS           OPTIONS         EXERCISE     REMAINING
        GRANT DATE                              OUTSTANDING       EXERCISABLE        PRICE      LIFE (YEARS)
        ----------                              -----------       -----------       --------    ------------
December 2, 1997 ..............................    410,000              2,500     $   10.50          7
August 22, 1997 ...............................     16,000               --            9.38          7
May 12, 1997 ..................................      8,000               --            8.13          5
March 3, 1997 .................................    836,000            745,750          7.88          4
June 13, 1996 .................................     12,000             12,000          6.63          4
February 22, 1996..............................    150,000            150,000          5.13          5
January 8, 1996 ...............................     40,000             13,333          5.00          5
September 25, 1995.............................     50,000             50,000          5.00          4
September 12 ,1995.............................     38,666             25,003          5.00          5
August 3, 1995 ................................     24,000             24,000          4.88          4
April 14, 1995 ................................     32,500             21,668          5.00          4
December 4, 1994 ..............................    105,000            105,000          5.01          5
November 10, 1994..............................    240,000            240,000          5.00          4
June 7, 1994 ..................................     79,883             79,883          5.49          3
March 28, 1994 ................................      5,000              5,000          4.50          2
October 22, 1993 ..............................    378,089            378,089          6.00          3
September 29, 1993.............................    105,067            105,067          6.84          2
November 18, 1992..............................      6,667              6,667          5.25          2
October 19, 1992 ..............................    286,943            286,943          5.52          2

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       The weighted average fair value at date for options granted during 1995, 1996 and 1997 was $2.25, $2.21 and $4.02 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                     1995        1996       1997
                                   --------    --------   --------
Expected life (years)..............      5           5          5
Interest rate......................   6.28%       5.37%      6.44%
Volatility.........................  43.43%      38.79%     43.76%
Dividend yield.....................     ---         ---        ---

       Had compensation cost for these plans been determined consistent with FASB Statement No. 123 "Accounting for Stock-Based Compensation", the Company's pro forma net income and earnings per share from continuing operations would have been as follows:

                                                                                     1995       1996       1997
                                                                                   --------   --------   --------
Net income (loss)                  As reported....................................   $ 169       $ 5,906     $6,288
                                     Pro forma....................................   $ (67)      $ 5,625     $4,385
Basic earnings (loss) per share     As reported...................................   $ .01       $   .29     $  .29
                                     Pro forma....................................   $ ---       $   .27     $  .20
Diluted earnings (loss) per share   As reported...................................   $. 01       $   .29     $  .28
                                    Pro forma.....................................   $ ---       $   .27     $  .20

9. COMMITMENTS AND CONTINGENCIES

        (a) In July, 1994, the Company, together with several other companies, was named as a defendant in a lawsuit filed in Jones County, Mississippi. The lawsuit, involves claims by a landowner for purported damages caused by naturally occurring radioactive materials ("NORM") at various wellsite locations on land leased by the Company in Mississippi. The plaintiff is seeking significant compensatory and punitive damages, including damages for "emotional distress." This lawsuit has been dormant for two years and the land involved has been remediated.

        Additionally, in 1996 and 1997, the Company, together with several other companies, was named as a defendant in a number of lawsuits of the same nature as the July, 1994 lawsuit. All of the suits are principally identical and seek damages for land damage, health hazard, mental and emotional distress, etc. None of the suits seek specific award amounts, but all seek punitive damages.

        In connection with the acquisition of the Amoco Properties on December 18, 1997, the Company assumed the responsibility for costs and expenses associated with the assessment, remediation, removal, transportation and disposal of the asbestos or NORM associated with the Amoco Properties. Additionally, the Company is responsible for all other environmental claims up to approximately $10.3 million and all environmental claims not identified and presented to Amoco by December 18, 1998. The Company is not currently aware of any such claims and is performing due diligence to identify all potential environmental claims.

        While the Company is not able to determine its exposure in the remaining suits at this time, the Company believes that the claims will have no material adverse effect on its financial position or results of operations.

        The Company is involved in various other legal actions arising in the ordinary course of business. While it is not feasible to predict the ultimate outcome of these actions or those listed above, management believes that the resolution of these matters will not have a material adverse effect, either individually or in the aggregate, on the Company's financial

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


position or results of operations. The Company has accrued $5 million, including $1.3 million which has been reflected in current accrued liabilities, for future remediation costs.

        (b) The Company has leased (i) 38,568 square feet of office space in Dallas, Texas under a non-cancellable lease extending through October 2000, (ii) 5,000 square feet of office space in Laurel, Mississippi under a non-cancellable lease extending through June 2000, and (iii) various vehicles under non-cancellable leases extending through February 2000. Rental expense totalled $487,000, $694,000 and $799,000 in 1995, 1996 and 1997, respectively. Minimum rentals payable under these leases for each of the next five years are as follows: 1998 - $784,000; 1999 - $706,000; 2000 - $564,000; 2001 - $0 and 2002
-$0. Total rentals payable over the remaining terms of the leases are $2,054,000.

        (c) Like other crude oil and natural gas producers, the Company's operations are subject to extensive and rapidly changing federal, state and local environmental regulations governing emissions into the atmosphere, waste water discharges, solid and hazardous waste management activities, noise levels and site restoration and abandonment activities. The Company's policy is to make a provision for future site restoration charges on a unit-of-production basis. Total future site restoration costs are estimated to be $6,000,000, including the Oklahoma properties but excluding the Monroe gas field discussed below. A total of $1,061,000 has been included in depletion and depreciation expense with respect to such costs as of December 31, 1997.

        Certain governmental agencies are presently studying whether the oil and gas industry's practice of utilizing mercury meters poses any potential environmental problems that require more stringent regulation. Operators in the Monroe Field have been asked to monitor their operations and assist in gathering data. During 1995, the Company voluntarily negotiated a remediation plan with the governmental agencies responsible for the two wildlife refuges in the Monroe Field. Under the plan, the Company began removal of the mercury meters within the two wildlife refuges in 1996. The Company continues to cooperate with the various agencies in their studies. At this time, the Company believes that minor mercury spillages and leaks may have occurred in the past. However, the Company believes that such spillages and leaks are less than the amounts reportable under prior or existing statutes and laws. The Company makes a provision for future site restoration charges on a unit-of-production basis for the Monroe field gas which is included in depletion and depreciation expense; a total of $1,030,000 has been included in depletion and depreciation expense with respect to such costs as of December 31, 1997.

        (d) The Company has entered into employment agreements with certain of its officers. In addition to base salary and participation in employee benefit plans offered by the Company, these employment agreements generally provide for a severance payment in an amount equal to two times the rate of total annual compensation of the officer in the event the officer's employment is terminated for other than cause. If the officer's employment is terminated for other than cause following a change in control in the Company, the officer generally is entitled to a severance payment in the amount of 2.99 times the rate of total annual compensation of the officer.

        The officers' aggregate base salary and bonus portion of total annual compensation covered under such employment agreements is approximately $1.3 million.

        (e) The Company has entered into executive severance agreements with its other officers which are designed to encourage executive officers to continue to carry out their duties with the Company in the event of a change in control of the Company. In the event of the officer's employment is terminated for other than cause following a change of control, these severance agreements generally provide for a severance payment in an amount equal to 1.5 times the highest salary plus bonus paid to such officer in any of the five years preceding the year of termination.

        The highest salary plus bonus paid to the officers covered under such severance agreements during the preceding five year period would aggregate approximately $876.000.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


        (f) In conjunction with the acquisition of the Amoco Properties, the acquisition of ING and the 1993 reorganization (Note 1), the Company has granted certain persons the right to require the Company, at its expense, to register their shares under the Securities Act of 1933. These registration rights may be exercised on up to 4 occasions. The number of shares of Common Stock subject to registration rights as of December 31, 1997, is approximately 3,324,287.

10. FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS

        Financial instruments which are potentially subject to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. Cash and cash equivalents are placed with high credit quality financial institutions to minimize risk. The carrying amounts of these instruments approximate fair value because of their short maturities. The Company has entered into certain financial arrangements which act as a hedge against price fluctuations in future crude oil and natural gas production. Included in operating revenues are gains (losses) of $441,000, $(5,908,000) and $(232,000) for 1995, 1996 and 1997, respectively, resulting from these hedging programs. At December 31, 1997, the Company has 10,000 Mmbtu per day of natural gas production hedged over the period from January through March 1998, at a minimum price of $2.70 per Mmbtu and a maximum price of $3.28 per Mmbtu. In March 1998, the Company hedged an additional 15,000 Mmbtu per day of natural gas production over the period from April through August 1998, at a minimum price of $2.00 per Mmbtu and a maximum price of $2.54 per Mmbtu.

        The stated value of long term debt approximates fair market value since the interest applicable to each instrument approximates market rates.

        During the years ended December 31, 1996 and 1997, EOTT Energy Corp. ("EOTT") accounted for 66% and 75%, respectively, of Coho's receipt of operating revenues, and Mid Louisiana Marketing Company (formerly a wholly owned subsidiary sold on April 3, 1996 - see Note 2), accounted for 15% and 21%, respectively, of Coho's receipt of operating revenues. In 1995, Amerada Hess Corporation ("Amerada") accounted for 66% of Coho's receipt of operating revenues. Included in accounts receivable is $2,691,000, $7,222,491 and $2,969,000 due from these customers at December 31, 1995, 1996 and 1997, respectively.

11. RELATED PARTY TRANSACTIONS

        (a) Corporations controlled by certain directors and shareholders of the Company have participated with the Company in certain crude oil and natural gas joint ventures on the same terms and conditions as other industry partners. These transactions are summarized as follows:

                                                   1995      1996      1997
                                                 --------  --------  --------
Campco International Capital Ltd. (i)
Net crude oil and natural gas revenues............ $ 219     $ 243    $ 255
 Capital expenditures ............................    77       101      173
 Payable to (receivable from) CRI at the balance
 sheet date.......................................    (3)      (22)      16

(i) Campco International Capital Ltd. is a private company controlled by Frederick K. Campbell, a director of the Company.

       (b) In 1990, the Company made a non-interest bearing loan in the amount of $205,000 to Jeffrey Clarke, President, Chief Executive Officer and Director of the Company, to assist him in the purchase of a house in Dallas. The loan is unsecured, is repayable on the date Mr. Clarke ceases employment with the Company and is included in other assets at December 31, 1997.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        (c) Pursuant to the equity offering, the Company's officers and directors were precluded from selling stock for a 90 day period beginning October 3, 1997 (the "Lock Up Period"). On October 6, 1997, the Company made non-interest bearing loans of $622,111, payable on demand, to certain officers and a director. The loans were made to provide assistance in acquiring stock upon exercise of expiring stock options during the Lock Up Period.

        (d) Certain of the Company's hedging agreements are with an affiliate of the Company, Morgan Stanley Capital Group, which owned over 10% of the Company's outstanding common stock until October 3, 1997, when it's ownership dropped to 5.3% as a result of the equity offering discussed in Note 7. Management of the Company believes that such transactions are on similar terms as could be obtained from unrelated third parties.

12. CASH FLOW INFORMATION

       Supplemental cash flow information is presented below:


                                                        1995        1996        1997
                                                     --------     --------    --------
Cash paid (received) during the period
    Interest......................................   $  7,574     $  8,259    $ 7,774
    Income taxes..................................   $ (1,131)    $    478    $   603

13. CANADIAN ACCOUNTING PRINCIPLES

       These financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") as presently established in the United States. These principles differ in certain respects from those applicable in Canada. These differences would have affected net earnings (loss) as follows:


                                                                                    Year Ended December 31
                                                                               --------------------------------
                                                                                  1995       1996       1997
                                                                               ----------  --------- -----------
Net earnings (loss) based on US GAAP......................................     $   1,780   $   5,096    $ 6,288
Adjustment to depletion based on difference in carrying value of oil and gas properties related to:
    ING acquisition (i)...................................................           576         556        562
    Business combination with Odyssey Exploration, Inc. in 1990...........          (198)       (178)      (168)
    Application of Canadian full cost ceiling test........................          (535)       (482)      (455)
Deferred tax effect of adjustment above ..................................            53          35         21
                                                                               ---------   ---------    -------
Net earnings (loss) based on Canadian GAAP ...............................     $   1,676   $   5,027    $ 6,248
                                                                               =========   =========    =======
Net earnings (loss) per common share based on Canadian GAAP ..............     $    0.09   $    0.25    $  0.29
                                                                               =========   =========    =======

-------------
(i) Under FAS 109 in the United States, the Company was required to increase deferred income taxes and property and equipment by $8,355,000 for the deferred tax effect of the excess of the Company's tax basis of the stock acquired in the ING acquisition over the tax basis of the net assets of ING acquired (Note 6). Under Canadian GAAP this adjustment is not required.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       The effect on the consolidated balance sheets of the differences between United States and Canadian GAAP is as follows:

                                                                                           Under
                                                               As         Increase       Canadian
                                                             Reported     (Decrease)       GAAP
                                                             --------      --------      ---------
DECEMBER 31, 1997
    Property and Equipment................................   $531,409      $  2,131      $533,540
    Deferred Income Taxes.................................     20,306        (4,790)       15,516
    Long Term Debt........................................    369,924        (1,106)      368,818
    Deferred Charges......................................        ---         1,106         1,106
    Shareholder's Equity..................................    142,103         6,921       149,024
DECEMBER 31, 1996
    Property and Equipment................................   $210,212      $  2,191      $212,403
    Deferred Income Taxes.................................     14,842        (4,769)       10,073
    Shareholder's Equity..................................     81,466         6,961        88,427

14. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    First        Second         Third        Fourth        Total
                                                    -----        ------         -----        ------        -----
1997
   Operating revenues ........................... $ 15,536      $ 13,985      $ 15,985      $ 17,624     $ 63,130
   Operating income .............................    5,604         4,151         4,990         6,038       20,783
   Net earnings .................................    2,104         1,081         1,401         1,702        6,288
   Basic earnings per share ..................... $   0.10      $   0.05      $   0.07      $   0.07     $   0.29
   Diluted earnings per share ................... $   0.10      $   0.05      $   0.07      $   0.06     $   0.28

1996
   Operating revenues ........................... $ 12,367      $ 12,938      $ 13,552      $ 15,415     $ 54,272
   Operating income .............................    3,576         3,738         4,182         5,357       16,853
   Net earnings .................................    1,035         1,103         1,326         2,442        5,906
   Basic earnings per share ..................... $   0.05      $   0.06      $   0.06      $   0.12     $   0.29
Diluted earnings per share ...................... $   0.05      $   0.06      $   0.06      $   0.12     $   0.29

1995
   Operating revenues ........................... $  9,402      $ 10,000      $ 10,418      $ 11,083     $ 40,903
   Operating income .............................    1,574         1,321         1,913         3,521        8,329
   Income (loss) from continuing operations .....     (140)         (361)         (147)          817          169
   Income (loss) from discontinued operations....      317            26           113         1,155        1,611
   Net earnings (loss) ..........................      177          (335)          (34)        1,972        1,780
   Basic earnings (loss) per share:
      Continuing operations ..................... $  (0.02)     $  (0.03)     $  (0.02)     $   0.04     $  (0.02)
      Discontinued operations ...................     0.01         (0.01)         0.00          0.06         0.07
                                                  --------      --------      --------      --------     --------
      Net income (loss) per share ............... $  (0.01)     $  (0.04)     $  (0.02)     $   0.10     $   0.05
                                                  ========      ========      ========      ========     ========
   Diluted earnings (loss) per share:
      Continuing operations ..................... $  (0.02)     $  (0.03)     $  (0.02)     $   0.04     $  (0.02)
      Discontinued operations ...................     0.01         (0.01)         0.00          0.06         0.07
                                                  --------      --------      --------      --------     --------
      Net income (loss) per share ............... $  (0.01)     $  (0.04)     $  (0.02)     $   0.10     $   0.05
                                                  ========      ========      ========      ========     ========

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Basic per share figures are computed based on the weighted average number of shares outstanding for each period shown. Diluted per share figures are computed based on the weighted average number of shares outstanding including common stock equivalents, consisting of stock options and warrants, when their effect is dilutive.

15. SUPPLEMENTARY INFORMATION RELATED TO OIL AND GAS ACTIVITIES

  (a) COSTS INCURRED

      Costs incurred for property acquisition, exploration and development activities were as follows:

                                                           1995         1996         1997
                                                         ---------    ---------    ---------
Property acquisitions
    Proved ............................................  $   7,294    $   1,139    $ 199,485
    Unproved ..........................................      2,253          986       73,281
Exploration ...........................................      3,378        6,528       13,374
Development ...........................................     19,194       41,091       53,542
Other..................................................        677          894          729
                                                         ---------    ---------    ---------
                                                         $  32,796    $  50,638    $ 340,411
                                                         =========    =========    =========
Property and equipment, net of accumulated depletion...  $ 175,899    $ 210,212    $ 531,409
                                                         =========    =========    =========

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  (b) Quantities of Oil and Gas Reserves (Unaudited)

        The following table presents estimates of the Company's proved reserves, all of which have been prepared by the Company's engineers and evaluated by independent petroleum consultants. Substantially all of the Company's crude oil and natural gas activities are conducted in the United States.

                                                           Reserve Quantities
                                                          --------------------
                                                            Oil         Gas
                                                          (Mbbls)      (Mmcf)
                                                          -------   ----------
Estimated reserves at December 31, 1994 ...........       27,515       100,117
Revisions of previous estimates ...................         (599)       14,639
Purchase of reserves in place .....................        1,786             9
Extensions and discoveries ........................        4,274           200
Production ........................................       (2,178)       (7,093)
                                                        --------      --------
Estimated reserves at December 31, 1995 ...........       30,798       107,872
Revisions of previous estimates ...................       (1,913)       10,335
Purchase of reserves in place .....................          218          --
Extensions and discoveries ........................        8,186         1,571
Production ........................................       (2,467)       (6,646)
                                                        --------      --------
Estimated reserves at December 31, 1996 ...........       34,822       113,132
Revisions of previous estimates ...................        1,601         8,556
Purchase of reserves in place .....................       49,723        32,581
Extensions and discoveries ........................       11,758           902
Production ........................................       (2,820)       (7,666)
                                         ..........     --------      --------
Estimated reserves at December 31, 1997 ...........       95,084       147,505
                                                        ========      ========

Proved developed reserves at December 31,
 1995..............................................       23,478        94,878
 1996..............................................       24,089        98,936
 1997..............................................       62,663       129,392

  (c) Costs Incurred

        Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves.

        The following standardized measure of discounted future net cash flows was computed in accordance with the rules and regulations of the Securities and Exchange Commission and Financial Accounting Standards Board Statement No. 69 using year-end prices and costs, and year-end statutory tax rates. Royalty deductions were based on laws, regulations and contracts existing at the end of each period. No values are given to unproved properties or to probable reserves that may be recovered from proved properties.

        The inexactness associated with estimating reserve quantities, future production and revenue streams and future development and production expenditures, together with the assumptions applied in valuing future production, substantially diminishes the reliability of this data. The values so derived are not considered to be an estimate of fair market value. The Company therefore cautions against its simplistic use.

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       The following tabulation reflects the Company's estimated discounted future cash flows from crude oil and natural gas production:

                                                                             1995            1996          1997
                                                                             ----           -----          ----
Future cash inflows ............................................       $   766,196    $ 1,174,356     $ 1,764,924
Future production costs.........................................          (234,309)      (301,619)       (607,114)
Future development costs........................................           (33,824)       (52,769)       (114,294)
                                                                       -----------    -----------     -----------
Future net cash flows before income taxes.......................           498,063        819,968       1,043,516
Annual discount at 10%..........................................          (229,445)      (402,885)       (517,239)
                                                                       -----------    -----------     -----------
Present value of future net cash flows before income taxes
   ("Present Value of Proved Reserves").........................           268,618        417,083         526,277
Future income taxes discounted at 10%...........................           (43,679)       (79,864)        (58,084)
                                                                       -----------    -----------     -----------

Standardized measure of discounted future net cash flows........       $   224,939    $   337,219     $   468,193
                                                                       ===========    ===========     ===========
West Texas Intermediate posted reference price ($ per Bbl)......       $     18.00    $     25.25     $     16.17

Estimated December 31 Company average realized price
   $/Bbl........................................................       $     15.69    $     22.02    $      15.06
   $/Mcf........................................................       $      2.54    $      3.53    $       2.26

       The following are the significant sources of changes in discounted future net cash flows relating to proved reserves:

                                                                                 1995           1996            1997
                                                                                 ----           ----            ----
Crude oil and natural gas sales, net of production costs ................     $ (28,446)     $ (46,305)     $ (47,392)
Net changes in anticipated prices and production costs ..................        93,551        128,960       (176,309)
Extensions and discoveries, less related costs ..........................        24,281         74,560         73,565
Changes in estimated future development costs ...........................       (10,581)        (2,580)        (6,393)
Development costs incurred during the period ............................        19,194          6,321         10,817
Net change due to sales and purchase of reserves in place ...............        10,409          1,108        224,579
Accretion of discount ...................................................        16,441         26,862         41,708
Revision of previous quantity estimates .................................        11,768         (1,643)        11,737
Net changes in income taxes .............................................       (14,289)       (36,185)        21,780
Changes in timing of production and other ...............................       (32,408)       (38,818)       (23,118)
                                                                              ---------      ---------      ---------
Net increase (decrease) .................................................        89,920        112,280        130,974
Beginning of year .......................................................       135,019        224,939        337,219
                                                                              ---------      ---------      ---------
Standardized measure of discounted future net cash flows ................     $ 224,939      $ 337,219      $ 468,193
                                                                              =========      =========      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


       NONE

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item appears in the Company's proxy statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

        The information required by this item appears under the caption "Executive Compensation" set forth in the Company's proxy statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item appears under the caption "Security Ownership of Certain Beneficial Owners and Management" set forth in the Company's proxy statement for the Annual Meeting of Shareholders to be filed with the Securities Commission pursuant to Regulation 14A, which information is incorporated herein by references.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item appears under the caption "Certain Relationships and Related Transactions" set forth in the Company's proxy statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated herein by reference.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)  Documents Filed as a Part of this Report

1.     FINANCIAL STATEMENTS

       Reference is made to the Index to Financial Statements under Item 8 on page 30.

2.     FINANCIAL STATEMENT SCHEDULES

                                                                                  PAGE
                                                                                  ----
       Report of Independent Public Accountants..................................  58
       Schedule III -- Condensed Financial Information - Parent Only.............  59

       All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto listed above in Item 14(a) 1.

3.     EXHIBITS

       EXHIBIT
       NUMBER                        DESCRIPTION
       -------                       -----------
         2.1      -        Plan of Reorganization dated as of June 30, 1993, by
                           and among the Registrant, Coho Resources, Inc., a
                           Nevada corporation, and Coho Resources Limited, an
                           Alberta, Canada corporation (incorporated by
                           reference to Exhibit 2.1 to the Company's
                           Registration Statement on Form S-4 (Reg. No.
                           33-65620)).

         3(i).1   -        Articles of Incorporation of the Company
                           (incorporated by reference to Exhibit 3.1 to the
                           Company's Registration Statement on Form S-4
                           (Registration No. 33-65620)).

         3(i).2   -        Statement of Resolution Establishing Series of Shares
                           of Series A Preferred Stock dated December 8, 1994
                           (incorporated by reference to the Company's Form 8-K
                           filed on December 16, 1984).

         3(i).3   -        First Amendment to Statement of Resolution
                           Establishing Series of Shares of Series A Preferred
                           Stock dated August 23, 1995 (incorporated by
                           reference to Exhibit 3(i).1 to the Company's
                           Quarterly Report on Form 10-Q for the quarter ended
                           September 30, 1995).

         3(ii).1  -        Bylaws of the Company, filed as Exhibit 3.2 to the
                           Company's Registration Statement on Form S-4
                           (Registration No. 33-65620) and incorporated by
                           reference herein.

         4.1      -        Articles of Incorporation (included as Exhibit 3(i).1
                           above).

         4.2      -        Statement of Resolution Establishing Series of Shares
                           (included as Exhibit 3(i).2 above).

         4.3      -        Bylaws of the Company (included as Exhibit 3(ii).1
                           above).

         4.4      -        Rights Agreement dated September 13, 1994 between
                           Coho Energy, Inc. and Chemical Bank (incorporated by
                           reference to Exhibit 1 to the Company's Form 8-A
                           dated September 13, 1994).

         4.5      -        First Amendment to Rights Agreement made as of
                           December 8, 1994 between Coho Energy, Inc. and
                           Chemical Bank (incorporated by reference to Exhibit
                           4.5 to the Company's Annual Report on Form 10-K for
                           the year ended December 31, 1994).

         4.6      -        Second Amendment to Rights Agreement as of August 30,
                           1995 between Coho Energy, Inc. and Chemical Bank
                           (incorporated by reference to Exhibit 4.1 to the
                           Company's Quarterly Report on Form 10-Q for the
                           quarter ended September 30, 1995).

        10.1      -        Registration Rights and Shareholder Agreement dated
                           December 8, 1994 by and among Coho Energy, Inc., The
                           Morgan Stanley Leveraged Equity Fund II, LP, and
                           Quinn Oil Company Ltd (incorporated by reference to
                           Exhibit 10.2 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1994).

        10.2      -        Amended and Restated Registration Rights Agreement
                           dated December 8, 1994 among Coho Energy, Inc.,
                           Kenneth H. Lambert and Frederick K. Campbell
                           (incorporated by reference to Exhibit 10.3 to the
                           Company's Annual Report on Form 10-K for the year
                           ended December 31, 1994).

       *10.3      -        1993 Stock Option Plan (incorporated by reference to
                           Exhibit 10.1 to the Company's Registration Statement
                           on Form S-4 (Reg. No. 33-65620)).

       *10.4      -        First Amendment to 1993 Stock Option Plan
                           (incorporated by reference to Exhibit 10.6 to the
                           Company's Quarterly Report on Form 10-Q for the
                           quarter ended September 30, 1993).

       *10.5      -        Second Amendment and Third Amendment to 1993 Stock
                           Option Plan (incorporated by reference to Exhibit
                           10.6 to the Company's Annual Report on Form 10-K for
                           the year ended December 31, 1994).

       *10.6               Third Amendment to 1993 Stock Option Plan
                           (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

       *10.7      -        Employment Agreement dated as of November 11, 1994 by
                           and between Coho Energy, Inc. and Jeffrey Clarke
                           (incorporated by reference to Exhibit 10.7 to the
                           Company's Annual Report on Form 10-K for the year
                           ended December 31, 1994).

       *10.8      -        Employment Agreement dated as of November 11, 1994 by
                           and between Coho Energy, Inc. and R. M. Pearce
                           (incorporated by reference to Exhibit 10.8 to the
                           Company's Annual Report Form 10-K for the year ended
                           December 31, 1994).

       *10.9      -        Employment Agreement dated as of June 25, 1995 by and
                           between Eddie M. LeBlanc, III and Coho Energy, Inc.
                           (incorporated by reference to Exhibit 10.1 to the
                           Company's Quarterly Report on Form 10-Q for the
                           quarterly period ended June 30, 1995).

       *10.10     -        Employment Agreement dated as of August 19, 1996 by
                           and between Anne Marie O'Gorman and Coho Energy, Inc.
                           (incorporated by reference to Exhibit 10.10 to the
                           Company's Annual Report on Form 10-K for the year
                           ended December 31, 1996).

       *10.11     -        First Amendment to Employment Agreement dated as of
                           August 19, 1996 by and among Jeffrey Clarke and Coho
                           Energy, Inc. (incorporated by reference to Exhibit
                           10.11 to the Company's Annual Report on Form 10-K for
                           the year ended December 31, 1996).

       *10.12     -        First Amendment to Employment Agreement dated as of
                           August 19, 1996 by and among R. M. Pearce and Coho
                           Energy, Inc. (incorporated by reference to Exhibit
                           10.12 to the Company's Annual Report on Form 10-K for
                           the year ended December 31, 1996).

       *10.13     -        First Amendment to Employment Agreement dated as of
                           August 19, 1996 by and among Eddie M. LeBlanc and
                           Coho Energy, Inc. (incorporated by reference to
                           Exhibit 10.13 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1996).

        10.14     -        Third Amended and Restated Credit Agreement among
                           Coho Resources, Inc., Coho Louisiana Production
                           Company, Coho Exploration, Inc., Coho Energy, Inc.,
                           Banque Paribas, Houston Agency, Bank One, Texas,
                           N.A., and Meespierson N.V. dated as of August 8, 1996
                           (incorporated by reference to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended September
                           30, 1996).

       *10.15     -        1993 Non Employee Director Stock Option Plan
                           (incorporated by reference to Exhibit 10.2 to the
                           Company's Registration Statement on Form S-4 (Reg.
                           No. 33-65620).

       *10.16     -        First Amendment to 1993 Non-Employee Director Stock
                           Option Plan (incorporated by reference to Exhibit
                           10.1 to the Company's Quarterly Report on Form 10-Q
                           for the quarter ended June 30, 1996).

       *10.17     -        Form of Executive Severance Agreement entered into
                           with each of Keri Clarke, R. Lynn Guillory, Larry L.
                           Keller, Susan J. McAden, and Patrick S. Wright
                           (incorporated by reference to Exhibit 10.15 to the
                           Company's Annual Report on Form 10-K for the year
                           ended December 31, 1995).

       *10.18     -        Stock Purchase Agreement dated March 4, 1996 among
                           Coho Energy, Inc., Interstate Natural Gas Company,
                           and Republic Gas Partners, L. L. C. (incorporated by
                           reference to the Exhibit 10.16 to the Company's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1995.

        10.19     -        Crude Oil Purchase Contract dated January 25, 1996,
                           by and between Coho Marketing and Transportation,
                           Inc. And EOTT Energy Operating Limited Partnership
                           (incorporated by reference to Exhibit 10.17 to the
                           Company's Annual Report on From 10-K for the year
                           ended December 31, 1995).

        10.20     -        Gas Purchase Contract dated January 1, 1996, by and
                           between Mid Louisiana Production Company and Mid
                           Louisiana Marketing Company (incorporated by
                           reference to Exhibit 99.1 to the Company's current
                           report on Form 8-K dated April 3, 1996).

        10.21     -        Gas Transportation Agreement dated January 1, 1996,
                           by and between Mid Louisiana Gathering Company and
                           Mid Louisiana Marketing Company (incorporated by
                           reference to Exhibit 99.2 to the Company's current
                           report on Form 8-K dated April 3, 1996).

        10.22     -        Gas Transportation Agreement dated January 1, 1996,
                           by and between Fairbanks Gathering Company and Mid
                           Louisiana Marketing Company (incorporated by
                           reference to Exhibit 99.3 to the Company's current
                           report on Form 8-K dated April 3, 1996).

        10.23     -        Fourth Amended and Restated Credit Agreement among
                           Coho Resources, Inc., Coho Louisiana Production
                           Company, Coho Exploration, Inc., Coho Acquisitions
                           Company, Coho Energy, Inc., Banque Paribas, Houston
                           Agency, Bank One, Texas, N.A., and Meespierson N.V.
                           dated as of December 18, 1997.

        10.24     -        Crude Call Purchase Contract dated November 26, 1997
                           by and between Amoco Production Company and Coho
                           Acquisitions Company (incorporated by reference to
                           Exhibit 2.1 to the Company's report on form 8-K dated
                           December 18, 1997).

        11.1      -        Statement re computation of per share earnings.

        21.1      -        List of Subsidiaries of the Company.

        27        -        Financial Data Schedule

--------------
*  Represents management contract or compensatory plan or arrangement.

        The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefor, provided that such request sets forth a good faith representation that as of the record date for the Company's 1997 Annual Meeting of Shareholders, such beneficial holder is entitled to vote at such meeting, and upon payment to the Company of a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

(b)    Reports on Form 8-K

        The Company has filed with the Securities and Exchange Commission a current report on Form 8-K dated December 18, 1997, related to the acquisition of interests in certain crude oil and natural gas properties located primarily in southern Oklahoma from Amoco Production Company.

                   REPORT FOR INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Coho Energy, Inc.


        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained in Schedule III is not a required part of the basic financial statements but is supplementary information required by the Securities and Exchange Commission. This information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                           Arthur Andersen LLP


Dallas, Texas
March 20, 1998

                                COHO ENERGY, INC.
                                AND SUBSIDIARIES

                                  SCHEDULE III

                  CONDENSED FINANCIAL INFORMATION - PARENT ONLY

       The following presents the condensed balance sheets as of December 31, 1997 and 1996 and statements of earnings and statements of cash flows for Coho Energy, Inc., the parent company, for the years ended December 31, 1997, 1996 and 1995.

                                COHO ENERGY, INC.
                                    (PARENT)

                            CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                             DECEMBER 31
                                                                        ---------------------
                                                                          1996         1997
                                                                        --------     --------
Current assets
  Cash and cash equivalents ........................................    $    304     $     27
  Due from subsidiaries ............................................       7,535      180,743
                                                                        --------     --------
                                                                           7,839      180,770
Investments in subsidiaries, at equity .............................      73,632      109,247
Other assets .......................................................        --          4,297
                                                                        --------     --------
                                                                        $ 81,471     $294,314
                                                                        ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable..................................................           5        3,317
                                                                        --------     --------
  Long-term debt....................................................         ---      148,894
                                                                        --------     --------
                                                                               5      152,211
Shareholders' equity                                                    --------     --------
 Preferred stock, par value $0.01 per share
  Authorized 10,000,000 shares, none issued
 Common stock, par value $0.01 per share
  Authorized 50,000,000 shares
   Issued 20,347,126 and 25,603,512 shares at December 31, 1996 and
   1997, respectively...............................................         203          256
Additional paid-in capital..........................................      83,516      137,812
Retained earnings (deficit).........................................      (2,253)       4,035
                                                                        --------     --------
Total shareholders' equity..........................................      81,466      142,103
                                                                        --------     --------
                                                                        $ 81,471    $ 294,314
                                                                        ========     ========

            See accompanying Notes to Condensed Financial Information

                                                                    SCHEDULE III

                                COHO ENERGY, INC.
                                    (PARENT)

                        CONDENSED STATEMENTS OF EARNINGS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                          December 31
                                               ------------------------------
                                                  1995       1996     1997
                                               ---------- --------- ---------
Operating expenses

  General and administrative..............     $   428    $   423    $   471

Other (income) expenses
 Interest income from subsidiaries........        ---        ---     (4,320)
 Interest expense.........................        ---        ---      3,389
 Equity in income of subsidiaries.........     (2,208)    (6,329)    (5,828)
                                              -------    -------    -------
                                               (2,208)    (6,329)    (6,759)
                                              -------    -------    -------

Net earnings..............................    $ 1,780    $ 5,906    $ 6,288

Dividends on preferred stock..............       (944)       ---        ---
                                              -------    -------    -------
Net earnings applicable to common stock...    $   836    $ 5,906    $ 6,288
                                              =======    =======    =======
Basic earnings per common share...........    $   .05    $   .29    $   .29
                                              =======    =======    =======
Diluted earnings per common share.........    $   .05    $   .29    $   .28
                                              =======    =======    =======


            See accompanying Notes to Condensed Financial Information

                                                                    SCHEDULE III

                                COHO ENERGY, INC.
                                    (PARENT)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                             Year Ended December 31
                                                                        ------------------------------
                                                                           1995       1996     1997
                                                                        ---------- --------- ---------
Cash flows from operating activities
 Net earnings........................................................   $ 1,780    $ 5,906   $ 6,288
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
 Equity in income of subsidiaries....................................    (2,208)    (6,329)   (5,828)
Changes in:
 Other assets........................................................        --         --       (22)
 Accounts payable....................................................       (94)       (15)    3,312
                                                                        -------    -------   -------

Net cash provided by (used in) operating activities..................      (522)      (438)    3,750
                                                                        -------    -------   -------
Cash flows from investing activities
 Investments in subsidiaries.........................................        --         --   (26,397)
 Advances from (to) subsidiaries.....................................       466        325  (172,967)
                                                                        -------    -------   -------
Net cash provided by (used in) investing activities..................       466        325  (199,364)
                                                                        -------    -------   -------

Cash flows from financing activities
 Increase in long term debt..........................................        --         --   148,894
 Debt issuance cost..................................................        --         --    (4,275)
 Issuance of common stock............................................        --         --    49,223
 Proceeds from stock options exercised...............................        --        414     1,495
                                                                        -------    -------   -------

Net cash provided by (used in) financing activities..................        --        414   195,337
                                                                        -------    -------   -------
Increase (decrease) in cash..........................................       (56)       301      (277)
Cash and cash equivalents at beginning of period.....................        59          3       304
                                                                        -------    -------   -------
Cash and cash equivalents at end of period...........................   $     3    $   304   $    27
                                                                        =======    =======   =======


            See accompanying Notes to Condensed Financial Information

                                                                    SCHEDULE III


                                COHO ENERGY, INC.
                                    (PARENT)

                    NOTES TO CONDENSED FINANCIAL INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


1.     GENERAL

        The accompanying condensed financial information of Coho Energy, Inc. (the "Company") should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.     COMMITMENTS AND CONTINGENCIES

        The Registrant has guaranteed $221,000,000 of debt related to unconsolidated subsidiaries under the Restated Credit Agreement described in note 4 to the consolidated financial statements of the Company.

        The Restated Credit Agreement contains certain financial and other covenants including (i) the maintenance of minimum amounts of shareholder's equity, (ii) maintenance of minimum ratios of cash flow to interest expense, as well as current assets to current liabilities, (iii) limitations on the Company's ability to incur additional debt, and (iv) restrictions on the payment of dividends. In the event of a change of control of the Company, as defined in the Restated Credit Agreement, at the discretion of the lenders, the loan may become immediately due and payable. At December 31, 1997, the Company was in compliance with all debt covenants.

3.     LONG TERM DEBT

        On October 3, 1997, the Company completed a sale to the public of $150 million of 8 7/8% Senior Subordinated Notes due 2007 ("Senior Notes"). Proceeds of the offering, net of offering costs, were approximately $144.5 million. The proceeds from this offering, together with the proceeds from the common stock offering discussed in Note 4, were used to repay indebtedness outstanding under the Restated Credit Agreement and for general corporate purposes.

        The Senior Notes will be unsecured senior subordinated obligations of the Company and will rank pari passu in right of payment with all existing and future senior subordinated indebtedness of the Company. The Senior Notes mature on October 15, 2007 and bear interest from October 3, 1997 at the rate of 8 7/8% per annum payable semi-annually, commencing on April 15, 1998. Certain subsidiaries of the Company issued guarantees of the Senior Notes on a senior subordinated basis.

        The indenture issued in conjunction with the Senior Notes (the "Indenture") will contain certain covenants, including covenants that limit (i) indebtedness, (ii) restricted payments, (iii) distributions from restricted subsidiaries, (iv) transactions with affiliates, (v) sales of assets and subsidiary stock (including sale and leaseback transactions), (vi) dividends and other payment restrictions affecting restricted subsidiaries and (vii) mergers or consolidations.

4.     SHAREHOLDERS' EQUITY

        On October 3, 1997, the Company completed the sale to the public of 5,000,000 shares of common stock at $10.50 per share. Proceeds of the offering, net of offering costs, were approximately $49.2 million. The proceeds from this offering, together with the proceeds from the Senior Notes offering discussed in
Note 3, were used to repay indebtedness outstanding under the Company's Restated Credit Agreement and for general corporate purposes.

        In December 1997, the Company issued warrants, valued at $3.4 million, to purchase one million shares of common stock at $10.425 per share for a period of five years to Amoco Production Company as partial consideration for the purchase of certain crude oil and natural gas properties. This noncash transaction is not reflected in the statement of cash flows for the year ended December 31, 1997.

        The redeemable preferred stock issued in connection with the acquisition of a subsidiary corporation was non-voting and entitled to receive cumulative quarterly dividends at a coupon rate equal to the prime lending rate per annum (8.5% for the first quarter of 1995 and 9% for the second and third quarters of 1995). If the preferred stock were not redeemed by September 4, 1995, the coupon rate increased 1/2% per quarter to a maximum rate of 18% per annum. On August 30, 1995, the Company exchanged 3,225,000 shares of Common Stock for the 161,250 shares of Series A Preferred Stock with a stated value of $16,125,000 and issued 157,338 shares of Common Stock to the holders of the preferred stock to satisfy the accrued dividend obligation through August 30, 1995 of $944,000. These noncash transactions are not reflected in the statement of cash flows for the year ended December 31, 1995.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Coho Energy, Inc.

Date: March 20, 1998              By: (Signed) JEFFREY CLARKE
                                       ------------------------------
                                       Jeffrey Clarke
                                       Chairman, President and Chief Executive
                                       Officer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                               TITLE                           DATE
                      ---------                               -----                           ----
(Signed) JEFFREY CLARKE                                Chairman, President                March 20, 1998
---------------------------------------------------      Chief Executive Officer
Jeffrey Clarke                                           and Director

(Signed) EDDIE M. LEBLANC, III                         Sr. Vice President and             March 20, 1998
---------------------------------------------------      Chief Financial Officer
Eddie M. LeBlanc, III                                    (principal financial
                                                         and accounting officer)

(Signed) ROBERT B. ANDERSON                            Director                           March 20, 1998
--------------------------------------------------
Robert B. Anderson

(Signed) ROY R. BAKER                                  Director                           March 20, 1998
--------------------------------------------------
Roy R. Baker

(Signed) FREDERICK K. CAMPBELL                         Director                           March 20, 1998
--------------------------------------------------
Frederick K. Campbell

(Signed) LOUIS F. CRANE                                Director                           March 20, 1998
--------------------------------------------------
Louis F. Crane

(Signed) HOWARD I. HOFFEN                              Director                           March 20, 1998
---------------------------------------------------
Howard I. Hoffen

(Signed) KENNETH H. LAMBERT                            Director                           March 20, 1998
---------------------------------------------------
Kenneth H. Lambert

(Signed) DOUGLAS R. MARTIN                             Director                           March 20, 1998
----------------------------------------------------
Douglas R. Martin

(Signed) CARL S. QUINN                                 Director                           March 20, 1998
----------------------------------------------------
Carl S. Quinn

(Signed) JAKE TAYLOR                                   Director                           March 20, 1998
----------------------------------------------------
Jake Taylor

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                        DESCRIPTION
       -------                       -----------
         2.1      -        Plan of Reorganization dated as of June 30, 1993, by
                           and among the Registrant, Coho Resources, Inc., a
                           Nevada corporation, and Coho Resources Limited, an
                           Alberta, Canada corporation (incorporated by
                           reference to Exhibit 2.1 to the Company's
                           Registration Statement on Form S-4 (Reg. No.
                           33-65620)).

         3(i).1   -        Articles of Incorporation of the Company
                           (incorporated by reference to Exhibit 3.1 to the
                           Company's Registration Statement on Form S-4
                           (Registration No. 33-65620)).

         3(i).2   -        Statement of Resolution Establishing Series of Shares
                           of Series A Preferred Stock dated December 8, 1994
                           (incorporated by reference to the Company's Form 8-K
                           filed on December 16, 1984).

         3(i).3   -        First Amendment to Statement of Resolution
                           Establishing Series of Shares of Series A Preferred
                           Stock dated August 23, 1995 (incorporated by
                           reference to Exhibit 3(i).1 to the Company's
                           Quarterly Report on Form 10-Q for the quarter ended
                           September 30, 1995).

         3(ii).1  -        Bylaws of the Company, filed as Exhibit 3.2 to the
                           Company's Registration Statement on Form S-4
                           (Registration No. 33-65620) and incorporated by
                           reference herein.

         4.1      -        Articles of Incorporation (included as Exhibit 3(i).1
                           above).

         4.2      -        Statement of Resolution Establishing Series of Shares
                           (included as Exhibit 3(i).2 above).

         4.3      -        Bylaws of the Company (included as Exhibit 3(ii).1
                           above).

         4.4      -        Rights Agreement dated September 13, 1994 between
                           Coho Energy, Inc. and Chemical Bank (incorporated by
                           reference to Exhibit 1 to the Company's Form 8-A
                           dated September 13, 1994).

         4.5      -        First Amendment to Rights Agreement made as of
                           December 8, 1994 between Coho Energy, Inc. and
                           Chemical Bank (incorporated by reference to Exhibit
                           4.5 to the Company's Annual Report on Form 10-K for
                           the year ended December 31, 1994).

         4.6      -        Second Amendment to Rights Agreement as of August 30,
                           1995 between Coho Energy, Inc. and Chemical Bank
                           (incorporated by reference to Exhibit 4.1 to the
                           Company's Quarterly Report on Form 10-Q for the
                           quarter ended September 30, 1995).

        10.1      -        Registration Rights and Shareholder Agreement dated
                           December 8, 1994 by and among Coho Energy, Inc., The
                           Morgan Stanley Leveraged Equity Fund II, LP, and
                           Quinn Oil Company Ltd (incorporated by reference to
                           Exhibit 10.2 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1994).

        10.2      -        Amended and Restated Registration Rights Agreement
                           dated December 8, 1994 among Coho Energy, Inc.,
                           Kenneth H. Lambert and Frederick K. Campbell
                           (incorporated by reference to Exhibit 10.3 to the
                           Company's Annual Report on Form 10-K for the year
                           ended December 31, 1994).

       *10.3      -        1993 Stock Option Plan (incorporated by reference to
                           Exhibit 10.1 to the Company's Registration Statement
                           on Form S-4 (Reg. No. 33-65620)).

       *10.4      -        First Amendment to 1993 Stock Option Plan
                           (incorporated by reference to Exhibit 10.6 to the
                           Company's Quarterly Report on Form 10-Q for the
                           quarter ended September 30, 1993).

       *10.5      -        Second Amendment and Third Amendment to 1993 Stock
                           Option Plan (incorporated by reference to Exhibit
                           10.6 to the Company's Annual Report on Form 10-K for
                           the year ended December 31, 1994).

       *10.6               Third Amendment to 1993 Stock Option Plan
                           (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

       *10.7      -        Employment Agreement dated as of November 11, 1994 by
                           and between Coho Energy, Inc. and Jeffrey Clarke
                           (incorporated by reference to Exhibit 10.7 to the
                           Company's Annual Report on Form 10-K for the year
                           ended December 31, 1994).

       *10.8      -        Employment Agreement dated as of November 11, 1994 by
                           and between Coho Energy, Inc. and R. M. Pearce
                           (incorporated by reference to Exhibit 10.8 to the
                           Company's Annual Report Form 10-K for the year ended
                           December 31, 1994).

       *10.9      -        Employment Agreement dated as of June 25, 1995 by and
                           between Eddie M. LeBlanc, III and Coho Energy, Inc.
                           (incorporated by reference to Exhibit 10.1 to the
                           Company's Quarterly Report on Form 10-Q for the
                           quarterly period ended June 30, 1995).

       *10.10     -        Employment Agreement dated as of August 19, 1996 by
                           and between Anne Marie O'Gorman and Coho Energy, Inc.
                           (incorporated by reference to Exhibit 10.10 to the
                           Company's Annual Report on Form 10-K for the year
                           ended December 31, 1996).

       *10.11     -        First Amendment to Employment Agreement dated as of
                           August 19, 1996 by and among Jeffrey Clarke and Coho
                           Energy, Inc. (incorporated by reference to Exhibit
                           10.11 to the Company's Annual Report on Form 10-K for
                           the year ended December 31, 1996).

       *10.12     -        First Amendment to Employment Agreement dated as of
                           August 19, 1996 by and among R. M. Pearce and Coho
                           Energy, Inc. (incorporated by reference to Exhibit
                           10.12 to the Company's Annual Report on Form 10-K for
                           the year ended December 31, 1996).

       *10.13     -        First Amendment to Employment Agreement dated as of
                           August 19, 1996 by and among Eddie M. LeBlanc and
                           Coho Energy, Inc. (incorporated by reference to
                           Exhibit 10.13 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1996).

        10.14     -        Third Amended and Restated Credit Agreement among
                           Coho Resources, Inc., Coho Louisiana Production
                           Company, Coho Exploration, Inc., Coho Energy, Inc.,
                           Banque Paribas, Houston Agency, Bank One, Texas,
                           N.A., and Meespierson N.V. dated as of August 8, 1996
                           (incorporated by reference to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended September
                           30, 1996).

       *10.15     -        1993 Non Employee Director Stock Option Plan
                           (incorporated by reference to Exhibit 10.2 to the
                           Company's Registration Statement on Form S-4 (Reg.
                           No. 33-65620).

       *10.16     -        First Amendment to 1993 Non-Employee Director Stock
                           Option Plan (incorporated by reference to Exhibit
                           10.1 to the Company's Quarterly Report on Form 10-Q
                           for the quarter ended June 30, 1996).

       *10.17     -        Form of Executive Severance Agreement entered into
                           with each of Keri Clarke, R. Lynn Guillory, Larry L.
                           Keller, Susan J. McAden, and Patrick S. Wright
                           (incorporated by reference to Exhibit 10.15 to the
                           Company's Annual Report on Form 10-K for the year
                           ended December 31, 1995).

       *10.18     -        Stock Purchase Agreement dated March 4, 1996 among
                           Coho Energy, Inc., Interstate Natural Gas Company,
                           and Republic Gas Partners, L. L. C. (incorporated by
                           reference to the Exhibit 10.16 to the Company's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1995.

        10.19     -        Crude Oil Purchase Contract dated January 25, 1996,
                           by and between Coho Marketing and Transportation,
                           Inc. And EOTT Energy Operating Limited Partnership
                           (incorporated by reference to Exhibit 10.17 to the
                           Company's Annual Report on From 10-K for the year
                           ended December 31, 1995).

        10.20     -        Gas Purchase Contract dated January 1, 1996, by and
                           between Mid Louisiana Production Company and Mid
                           Louisiana Marketing Company (incorporated by
                           reference to Exhibit 99.1 to the Company's current
                           report on Form 8-K dated April 3, 1996).

        10.21     -        Gas Transportation Agreement dated January 1, 1996,
                           by and between Mid Louisiana Gathering Company and
                           Mid Louisiana Marketing Company (incorporated by
                           reference to Exhibit 99.2 to the Company's current
                           report on Form 8-K dated April 3, 1996).

        10.22     -        Gas Transportation Agreement dated January 1, 1996,
                           by and between Fairbanks Gathering Company and Mid
                           Louisiana Marketing Company (incorporated by
                           reference to Exhibit 99.3 to the Company's current
                           report on Form 8-K dated April 3, 1996).

        10.23     -        Fourth Amended and Restated Credit Agreement among
                           Coho Resources, Inc., Coho Louisiana Production
                           Company, Coho Exploration, Inc., Coho Acquisitions
                           Company, Coho Energy, Inc., Banque Paribas, Houston
                           Agency, Bank One, Texas, N.A., and Meespierson N.V.
                           dated as of December 18, 1997.

        10.24     -        Crude Call Purchase Contract dated November 26, 1997
                           by and between Amoco Production Company and Coho
                           Acquisitions Company (incorporated by reference to
                           Exhibit 2.1 to the Company's report on form 8-K dated
                           December 18, 1997).

        11.1      -        Statement re computation of per share earnings.

        21.1      -        List of Subsidiaries of the Company.

        27        -        Financial Data Schedule

------------------
*  Represents management contract or compensatory plan or arrangement.

        The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefor, provided that such request sets forth a good faith representation that as of the record date for the Company's 1997 Annual Meeting of Shareholders, such beneficial holder is entitled to vote at such meeting, and upon payment to the Company of a fee compensating the Company for its reasonable expenses in furnishing such exhibits.